Form 10-Q
period 2021-09-30
RxSight, Inc.
filed 2021-11-10
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 27,353,915 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with our consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. In this quarterly Report on Form 10-Q, “we,” “us” and “our” refer to RxSight, Inc.

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

3

•
development and projections relating to our competitors or our industry, including anticipated growth rates for the conventional and premium IOL markets;
•
the impact of local, regional, national and international economic conditions and events; and
•
the impact of the COVID-19 pandemic, including currently known and unknown coronavirus variants, as applied to our business.

Forward-looking statements include statements that are not historical facts and can be identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue,” or the negative of such terms and other same terminology.

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

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition; valuation of the Company’s warrants and other equity awards; estimated probability and timing of redemption of equity instruments, the realization of income tax assets and estimates of tax liabilities, and obsolete, excess and slow-moving inventory. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ materially from these estimates. Our critical accounting policies and estimates are discussed in in the Company’s final prospectus for its Initial Public Offering (the “IPO”), filed pursuant to Rule 424(b) under the Securities Exchange Act of 1933, as amended, with the SEC on July 29, 2021 (the “Prospectus”) and there have been no material changes during the nine months ended September 30, 2021.

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

4

names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of it by, any other companies.

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,278	$13,994
Short-term investments	99,985	54,981
Accounts receivable	4,357	2,865
Inventories	9,442	8,288
Prepaid and other current assets	4,274	1,372
Total current assets	186,336	81,500
Property and equipment, net	11,991	13,287
Operating leases right-of-use assets	4,561	5,319
Restricted cash	561	461
Other assets	287	110
Total assets	$203,736	$100,677
Liabilities, redeemable common stock, stock options, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,691	$1,134
Accrued expenses and other current liabilities	6,016	4,174
Warrant liability	—	5,018
Lease liabilities	1,469	1,274
Total current liabilities	9,176	11,600
Long-term warrant liability	—	3,828
Long-term lease liabilities	4,033	5,079
Term loan, net	39,636	24,399
Total liabilities	52,845	44,906
Commitments and contingencies (Note 12)
Redeemable common stock:
Common stock, $0.001 par value, no shares authorized, issued or outstanding as of September 30, 2021 and 24,545,966 shares authorized, 3,813,450 shares issued and outstanding as of December 31, 2020	—	80,780
Notes receivable for common stock issued	—	(803)
Redeemable stock options	—	53,085
Convertible preferred stock:
Preferred stock, $0.001 par value, no shares authorized, issued or outstanding as of September 30, 2021 and 16,572,792 shares authorized, 14,376,272 shares issued and outstanding as of December 31, 2020 (redeemable)	—	353,300
Stockholders' deficit:
Common stock, $0.001 par value, 900,000,000 shares authorized, 27,324,054 shares issued and outstanding as of September 30, 2021	27	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021	—	—
Additional paid-in capital	614,418	—
Series G common stock, $0.001 par value, no share authorized or outstanding as of September 30, 2021 and 1 share authorized, issued and outstanding as of December 31, 2020	—	—
Series W common stock, $0.001 par value, no share authorized, issued or outstanding as of September 30, 2021 and 1 share authorized and no share outstanding as of December 31, 2020	—	—
Accumulated other comprehensive loss	(11)	(3)
Accumulated deficit	(463,543)	(430,588)
Total stockholders' equity (deficit)	150,891	(430,591)
Total liabilities, redeemable common stock, stock options, convertible preferred stock and stockholders' equity (deficit)	$203,736	$100,677

(1) The balance sheet at December 31,2020 has been derived from the audited consolidated financial statements included in RxSight, Inc.'s final prospectus for its public offering filed on July 29, 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$5,786	$4,170	$14,167	$9,764
Cost of sales	4,445	3,450	12,519	9,439
Gross profit	1,341	720	1,648	325
Operating expenses:
Selling, general and administrative	9,076	3,825	21,189	10,773
Research and development	5,377	5,801	18,583	16,662
Total operating expenses	14,453	9,626	39,772	27,435
Loss from operations	(13,112)	(8,906)	(38,124)	(27,110)
Other income (expense), net:
Change in fair value of warrants	1,503	39,518	2,717	27,933
Expiration of warrant	—	—	5,018	—
Interest expense	(1,079)	(3)	(2,603)	(12)
Interest and other income	11	63	44	522
(Loss) income before income taxes	(12,677)	30,672	(32,948)	1,333
Income tax expense	(4)	8	6	53
Net (loss) income	(12,673)	30,664	(32,954)	1,280
Accretion to redemption value of redeemable preferred stock and redeemable stock options	—	(7,829)	—	(16,172)
Earnings allocated to redeemable preferred stock	—	(16,935)	—	—
Net (loss) income attributable to common stockholders	$(12,673)	$5,900	$(32,954)	$(14,892)
Other comprehensive income (loss)
Unrealized loss on short-term investments	(5)	(8)	(2)	(43)
Foreign currency translation loss	(3)	(9)	(6)	(7)
Total other comprehensive loss	(8)	(17)	(8)	(50)
Comprehensive (loss) income	$(12,681)	$30,647	$(32,962)	$1,230
Net (loss) income per share:
Attributable to redeemable common stock, basic	$—	$1.55	$—	$(4.06)
Attributable to redeemable common stock, diluted	$—	$1.13	$—	$(4.06)
Attributable to Series G common stock, basic and diluted	$—	$0.01	$—	$(0.76)
Attributable to common stock, basic	$(0.68)	$—	$(3.66)	$—
Attributable to common stock, diluted	$(0.68)	$—	$(3.66)	$—
Weighted-average shares used in computing net (loss) income per share:
Attributable to redeemable common stock, basic	—	3,798,504	—	3,672,121
Attributable to redeemable common stock, diluted	—	5,571,793	—	3,672,121
Attributable to Series G common stock, basic and diluted	—	1	—	1
Attributable to common stock, basic	18,732,459	—	8,998,895	—
Attributable to common stock, diluted	18,732,459	—	8,998,895	—

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, STOCK OPTIONS, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except number of shares)

	Three Months and Nine Months Ended September 30, 2021

			Notes receivable								Accumulated other
	Redeemable common stock		for redeemable common stock	Redeemable	Convertible preferred stock		Common stock		Additional paid-in	Notes receivable for redeemable	comprehensive	Accumulated	Total stockholders'
	Shares	Amount	issued	stock options	Shares	Amount	Shares	Amount	capital	common stock issued	income (loss)	deficit	deficit
Balance at December 31, 2020	3,813,450	$80,780	$(803)	$53,085	14,376,272	$353,300	1	$-	$-	$-	$(3)	$(430,588)	$(430,591)
Exercise of stock options	280,545	6,922	-	(5,715)	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,239	-	-	-	1,239
Unrealized gain on short-term investments and cash equivalents, net of tax	-	-	-	-	-	-	-	-	-	-	7	-	7
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(4)	-	(4)
Change in notes receivable for common stock issued	-	-	(14)	-	-	-	-	-	-	-	-	-	-
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	(4,093,995)	(87,702)	817	-	-	-	4,093,995	4	87,698	(817)	-	-	86,885
Reclassification of redeemable common stock options to common stock options	-	-	-	(47,370)	-	-	-	-	47,370	-	-	-	47,370
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,805)	(6,805)
Balance at March 31, 2021	-	$-	$-	$-	14,376,272	$353,300	4,093,996	$4	$136,307	$(817)	$-	$(437,393)	$(301,899)
Exercise of stock options	-	-	-	-	-	-	30,215	-	125	-	-	-	125
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,406	-	-	-	1,406
Unrealized loss on short-term investments and cash equivalents, net of tax	-	-	-	-	-	-	-	-	-	-	(4)	-	(4)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	1	-	1
Change in notes receivable for common stock issued	-	-	-	-	-	-	-	-	-	452	-	-	452
Net loss	-	-	-	-	-	-	-	-	-	-	-	(13,477)	(13,477)
Balance at June 30, 2021	-	$-	$-	$-	14,376,272	$353,300	4,124,211	$4	$137,838	$(365)	$(3)	$(450,870)	$(313,396)
Exercise of stock options	-	-	-	-		-	11,051	-	46	-	-	-	46
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,013	-	-	-	2,013
Proceeds from notes receivable	-	-	-	-	-	-	-	-		136	-	-	136
Surrender of common stock in exchange for cancellation of note receivable	-	-	-	-	-	-	(11,011)	-	(229)	229	-	-	-
Exercise of preferred stock warrants, net of shares withheld for exercise price	-	-	-	-	100,261	3,912	-	-	(2,011)	-	-	-	(2,011)
Conversion of preferred stock to common stock upon initial public offering, net of fractional shares settled for $11	-	-	-	-	(14,476,533)	(357,212)	14,951,254	15	357,187	-	-	-	357,202
Issuance of common stock in connection with initial public offering, net of underwriter discounts and issuance costs of $12.4 million	-	-	-	-	-	-	8,248,549	8	119,574	-	-	-	119,582
Unrealized gain on short-term investments and cash equivalents, net of tax	-	-	-	-	-	-	-	-		-	(5)	-	(5)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-		-	(3)	-	(3)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(12,673)	(12,673)
Balance at September 30, 2021	-	$-	$-	$-	-	$-	27,324,054	$27	$614,418	$0	$(11)	$(463,543)	$150,891

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED statements of REDEEMABLE COMMON STOCK, STOCK OPTIONS, CONVERTIBLE PREFERRED STOCK AND stockholders’ equity (DEFICIT) (UNAUDITED)

(In thousands, except number of shares)

	Three Months and Nine Months Ended September 30, 2020
			Notes receivable
			for redeemable							Accumulated other
	Redeemable common stock		common stock	Redeemable	Redeemable convertible preferred stock		Common stock		Additional paid-in	comprehensive	Accumulated	Total stockholders'
	Shares	Amount	issued	stock options	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	deficit
Balance at December 31, 2019	3,563,884	$56,422	$(855)	$59,631	14,374,455	$327,581	1	$-	$-	$46	$(419,855)	$(419,809)
Exercise of stock options	11,351	303	-	(257)	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	623	-	-	623
Accretion to redemption value of redeemable stock options	-	-	-	(2,924)	-	-	-	-	-	-	2,924	2,924
Accretion to redemption value of redeemable stock	-	3,493	-	-	-	7,170	-	-	(623)	-	(10,040)	(10,663)
Unrealized gain on short-term investments and cash equivalents, net of tax	-	-	-	-	-	-	-	-	-	77	-	77
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(1)	-	(1)
Change in notes receivable for common stock issued	-	-	84	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(16,502)	(16,502)
Balance at March 31, 2020	3,575,235	$60,218	$(771)	$56,450	14,374,455	$334,751	1	$-	$-	$122	$(443,473)	$(443,351)
Exercise of stock options	211,590	5,128	-	(4,293)	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,083	-	-	1,083
Accretion to redemption value of redeemable stock options	-	-	-	(2,259)	-	-	-	-	-	-	2,259	2,259
Accretion to redemption value of redeemable stock	-	4,975	-	-	-	6,355	-	-	(1,083)	-	(10,247)	(11,330)
Unrealized gain on short-term investments and cash equivalents, net of tax	-	-	-	-	-	-	-	-	-	(112)	-	(112)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	3	-	3
Change in notes receivable for common stock issued	-	-	(6)	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(12,882)	(12,882)
Balance at June 30, 2020	3,786,825	$70,321	$(777)	$49,899	14,374,455	$341,106	1	$-	$-	$13	$(464,343)	$(464,330)
Exercise of stock options	22,749	551	-	(457)	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-		-	-	-	-	1,242	-	-	1,242
Accretion to redemption value of redeemable stock options	-	-	-	1,238	-	-	-	-		-	(1,238)	(1,238)
Accretion to redemption value of redeemable stock	-	5,590	-	-	-	6,591	-	-	(1,242)	-	(10,939)	(12,181)
Unrealized gain on short-term investments and cash equivalents, net of tax	-	-	-	-	-	-	-	-		(8)		(8)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(9)	-	(9)
Change in notes receivable for common stock issued	-		(13)	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	30,664	30,664
Balance at September 30, 2020	3,809,574	$76,463	$(790)	$50,680	14,374,455	$347,697	1	$-	$(0)	$(4)	$(445,856)	$(445,860)
See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net (loss) income	$(32,954)	$1,280
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,950	2,866
Amortization of right-of-use lease assets	19	151
Amortization of debt issuance costs and premium	361	—
Change in fair value of warrants	(2,717)	(27,933)
Gain on expiration of warrant	(5,018)	—
Amortization of discount on short-term investments	(19)	(430)
Stock-based compensation	4,658	2,948
Provision for excess and obsolete inventory	2,357	28
Change in operating assets and liabilities:
Accounts receivable	(1,492)	(650)
Inventories	(3,511)	(1,940)
Prepaid and other assets	(3,155)	493
Accounts payable	454	(597)
Accrued expenses and other liabilities	2,081	(3,192)
Net cash used in operating activities	(35,986)	(26,976)
Investing Activities:
Purchases of property and equipment	(1,575)	(2,001)
Proceeds from maturities of short-term investments	55,000	95,000
Purchases of short-term investments	(99,986)	(62,892)
Net cash (used in) provided by investing activities	(46,561)	30,107
Financing Activities:
Proceeds from term loan	15,000	—
Payments of debt issuance costs	(124)	—
Proceeds from exercise of preferred stock warrants	790	—
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	119,582	—
Principal payments on finance lease liabilities	(21)	(131)
Payments of deferred offering costs	(242)	—
Change in notes receivables for redeemable common stock issued	575	65
Proceeds from exercise of stock options	1,378	975
Net cash provided by financing activities	136,938	909
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(7)	(7)
Net increase in cash, cash equivalents and restricted cash	54,384	4,033
Cash, cash equivalents and restricted cash - beginning of period	14,455	8,830
Cash, cash equivalents and restricted cash - end of period	$68,839	$12,863
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	932	740
Cash paid for income taxes	19	58
Cash paid for interest on financing leases	4	12
Cash paid for interest on term loan	2,237	—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	103	1,923
Finance lease	—	48
Lease obligations recorded for right-of-use assets:
Operating lease	103	1,923
Finance lease	—	48
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	138	212
Accretion to redemption value of redeemable stock and stock options	—	39,181
Payment-in-kind interest income added to principal of notes receivable	28	41
Reclassification from warrant liability to additional paid-in capital for warrants exercised	1,111	24
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	87,702	—
Reclassification of redeemable common stock options to common stock options	47,370	—
Conversion of preferred stock to common stock upon initial public offering	357,202	—
Reclassification of deferred financing costs	3,156	—

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

RxSight®, Inc. (the “Company”) is a Delaware corporation headquartered in Aliso Viejo, California with two wholly owned subsidiaries. One subsidiary is located in Amsterdam, Netherlands, with registered branches in the United Kingdom and Ireland. The Ireland registered branch was closed in 2020. The Netherlands entity also has a wholly owned subsidiary in Germany. A second subsidiary, closed in 2020, was located in Tijuana, Mexico. The Company is engaged in the research and development, manufacture and sale of light adjustable intraocular lenses used in cataract surgery along with capital equipment used with the lenses. The Company’s products, which include the light adjustable lens (“RxLAL”®) and a specially designed machine for delivering light to the eye, the Light Delivery Device (“LDD™”), are approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) for sale in the U.S. and have regulatory approval in the U.S and Europe. The Company began marketing its products in the U.S. during the second quarter of 2019 and in Europe during the third quarter of 2019. The RxLAL is a premium intraocular lens (“IOL”) which is partially reimbursable under Medicare. The Company competes with other IOLs in the premium market in the U.S. and Europe.

The accompanying unaudited condensed consolidated financial statements include the accounts of RxSight, Inc. and its wholly owned subsidiaries, RxSight, B.V., located in the Netherlands, RxSight GmbH, located in Germany, and RxSight S de R.L. de C.V., located in Mexico. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s final prospectus for the Company's Initial Public Offering (“IPO”), filed pursuant to Rule 424(b) under the Securities Exchange Act of 1933, as amended, with the SEC on July 29, 2021 (the “Prospectus”).

Initial Public Offering (IPO) and Reverse Stock Split

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

On July 29, 2021, the Company completed its IPO through an underwritten sale of 7,350,000 shares of its common stock at a price of $16.00 per share. The aggregate net proceeds from the offering, inclusive of an additional 898,549 common shares sold upon the partial exercise of the underwriters’ purchase option, after deducting underwriting discounts and commissions of $9.2 million and other offering costs of $3.2 million, were approximately $120.0 million. On July 29, 2021, the Company restated its articles of incorporation and bylaws which provide for, among other things, the Company’s authorized capital stock to consist of 900,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of convertible preferred stock, par value $0.001 per share. The restated articles define the voting rights, dividends, liquidation, rights and preferences of each class of stock.

Immediately prior to the completion of the offering, 14,376,272 outstanding shares of the Company's convertible preferred stock were converted into an aggregate of 14,725,309 shares of common stock and 225,945 warrants to purchase Series H convertible preferred stock were exercised and converted into 100,261 shares of common stock.

Liquidity and Financial Position

As of September 30, 2021 and December 31, 2020 the Company had cash, cash equivalents and short-term investments of $168.3 million and $69.0 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended September 30, 2021 and 2020 the Company incurred losses from operations of $13.1 million and $8.9 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred losses from operations of $38.1 million and $27.1 million, respectively. Due to the Company’s continuing research and development activities and expansion of its sales and marketing efforts, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

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

Note 2 - Summary of Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make informed estimates, judgments and assumptions that affect the reported amounts in the condensed consolidated financial statements and disclosures in the accompanying notes as of the date of the accompanying condensed consolidated financial statements. On an on-going basis, management evaluates the most critical estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to revenue recognition, warrants and other equity awards; estimated probability and timing of redemption of equity instruments, the realization of income tax assets and estimates of tax liabilities, and excess, obsolete and slow-moving inventory. Actual results may differ materially from the estimates used in the preparation of the accompanying condensed consolidated financial statements under different assumptions or conditions.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Prospectus.

Cash Equivalents

Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase that can be liquidated without prior notice or penalty to be cash equivalents.

Short-term Investments

Short-term investments are classified based on the maturity date of the related securities. Based on the nature of the assets, the Company’s short-term investments, which are government securities, are classified as available-for-sale and are recorded at their estimated fair value as determined by prices for identical or similar securities at the balance sheet date. The Company’s short-term investments consist of Level 2 financial instruments in the fair value hierarchy. Unrealized gains and losses are recorded as a component of other comprehensive loss within stockholders’ deficit on the condensed consolidated balance sheets. Realized gains and losses are included as other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company periodically reviews its investments for unrealized losses other than credit losses and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In determining whether the carrying value is recoverable, management considers the following factors:

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
•
the type of investments made.

The Company recorded $4,000 of unrealized losses and $2,000 of unrealized losses related to short-term investments as of September 30, 2021 and December 31, 2020, respectively. To date, the Company has not identified any unrealized losses other than credit losses for its short-term investments as determined by prices for identical or similar securities at the balance sheet date. The Company’s short-term investments consist of Level 2 financial instruments in the fair value hierarchy.

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

Accounts Receivable

As of September 30, 2021, the Company did not have any customer who individually accounted for more than 10% of accounts receivable, and as of December 31, 2020, the Company had one customer who individually accounted for approximately 35% of accounts receivable. After evaluation of the collectability of accounts receivable, the Company did not record an allowance for doubtful accounts as of September 30, 2021 or December 31, 2020.

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Raw materials are comprised of chemicals and parts used in the production of the Company lenses, cartridges, and LDDs. Finished goods are comprised of lenses, cartridges, accessories and LDDs. Inventories are valued at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The carrying value of inventories is reviewed for potential impairment whenever indicators suggest that the cost of inventories exceeds the carrying value and management adjusts the inventories to its net realizable value. The cost of finished goods and work-in-process is comprised of raw materials, direct labor, other direct costs and related production overhead to the extent that these costs do not exceed the net realizable value of the goods produced. The Company periodically reviews inventories for potential impairment, estimated losses from obsolescence, material expirations or unmarketable inventories and writes down the cost of inventories to net realizable value at the time such determinations are made. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

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

Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities and term loan at September 30, 2021 and December 31, 2020 approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of that date.

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

The warrants were recorded on the accompanying condensed consolidated balance sheets at their fair value on the date of issuance and were subject to re-measurement to fair value at each balance sheet date. Changes in fair value were recognized as a component of other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Upon issuance of the Series W common stock warrant, the Company engaged valuation specialists to assist with determining its fair value using a Monte Carlo simulation approach. In addition, the Company engaged the valuation specialists to derive an estimated fair value of the preferred stock warrants using a probability weighted expected return model/option pricing model (“PWERM/OPM”) hybrid valuation model. Pursuant to the terms of the preferred stock warrants, upon the conversion of the class of preferred stock underlying the warrant, the warrants automatically become exercisable for shares of the Company’s common stock based upon the conversion ratio of the underlying class of preferred stock. The exercise of the common stock warrant or consummation of a qualified initial public offering would result in the automatic conversion of all classes of the Company’s preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants would be classified as a component of equity and would no longer be subject to remeasurement. Accordingly, the Company continued to adjust the warrant liabilities for changes in fair value through the date of the conversion of the underlying convertible preferred stock into common stock which occurred upon the completion of the Company's IPO in July 2021.

Deferred Offering Costs

The Company capitalized deferred offering costs consisting of all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. As of September 30, 2021, total deferred offering costs of $3.2 million were reclassified to additional paid-in capital in the accompanying condensed consolidated balance sheets.

Net (Loss) Income per Share

The Company computes basic net (loss) income per share for common stock using the two-class method required for companies with participating securities based upon the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, warrants and the shares issuable upon the conversion of the preferred stock. For stock options and preferred stock, the calculation of diluted (loss) income per share requires an adjustment for the additional share of undistributed earnings and accretion to redemption value for the period that the common stockholders are entitled to if exercise is assumed. For warrants that are recorded as a liability in the accompanying condensed consolidated balance sheets, the calculation of diluted (loss) income per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to the loss per share for the period, an adjustment is made to net (loss) income used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.

The following tables show the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2021 and 2020, (common stock in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock
Numerator:
Net (loss) income available to stockholders, basic	$(12,673)	$5,900	$(32,954)	$(14,892)
Effect of dilutive securities:
Redeemable stock options	—	411	—	—
Net (loss) income available to stockholders, diluted	$(12,673)	$6,311	$(32,954)	$(14,892)
Denominator:
Weighted-average shares outstanding, basic	18,732,459	3,798,504	8,998,895	3,672,121
Effect of dilutive securities:
Redeemable stock options	—	1,757,399	—	—
Preferred stock warrants	—	15,890	—	—
Weighted-average shares, diluted	18,732,459	5,571,793	8,998,895	3,672,121
Basic net (loss) income per share	$(0.68)	$1.55	$(3.66)	$(4.06)
Diluted net (loss) income per share	$(0.68)	$1.13	$(3.66)	$(4.06)
Series G Common Stock
Numerator:
Net income (loss) available to stockholder, basic	$—	$0.01	$—	$(0.76)
Effect of dilutive securities:
Redeemable preferred stock and warrants	—	—	—	—
Net income (loss) available to stockholder, diluted	$—	$0.01	$—	$(0.76)
Denominator:
Weighted-average shares outstanding, basic and diluted		1		1
Basic net income (loss) per share	—	$0.01	—	$(0.76)
Diluted net income (loss) per share	—	$0.01	—	$(0.76)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their impact under the “treasury stock method” and “if-converted method” was anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	14,849,188	—	14,849,188
Preferred stock warrants	—	—	—	227,762
Stock options	5,046,965	—	4,565,932	—
Redeemable stock options	—	1,803,687	—	3,905,753
Restricted stock units	232,805	—	78,455	—

Revenue Recognition

The Company’s revenues from sales are generated from the sale of light adjustable intraocular lenses, the RxLAL, used in cataract surgery along with a specifically designed machine for delivering light to the eye, the Light Delivery Device (LDD), to adjust the lens post-surgery, as needed. Revenue from sales is recognized from products sold in the U.S. and Europe. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices.

The Company recognizes revenue from sales when promised goods or services are transferred to customers at a transaction price that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Specifically, the Company applies the following five steps to recognize revenue from sales: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue from sales when, or as, the Company satisfies a performance obligation. The Company applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods promised within each customer contract to determine the individual deliverables in its product offerings as separate performance obligations and assesses whether each promised good or service is distinct. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company recognizes revenue from sales as the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. The Company elected to account for shipping costs as fulfillment costs rather than a promised service and excludes from revenue any taxes collected from customers that are remitted to government authorities.

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

RxLALs are held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for RxLALs upon customer notification that the RxLALs have been implanted in a patient. For the three and nine months ended September 30, 2021 and 2020, credits related to returns and rebates on list prices were not significant.

The Company adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts.

For the three and nine months ended September 30, 2021 and 2020, revenue from sales from contracts with customers consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

LDD (including training)	$3,661	$2,655	$8,463	$6,864
RxLAL	1,944	1,444	5,264	2,734
Service warranty, service contracts, and accessories	181	71	440	166
	$5,786	$4,170	$14,167	$9,764

As of September 30, 2021 and December 31, 2020, the Company recognized deferred revenue from sales on its condensed consolidated balance sheets of $449,000 and $248,000, respectively, related to the service agreement performance obligation. Sales for service agreements is recognized ratably over the term of each contract.

The following table represents the deferred revenue from sales activity for the nine months ended September 30, 2021 and 2020, respectively (in thousands):

	2021	2020

Balance at beginning of period	$345	$39
Consideration deferred during the period	506	303
Revenue recognized during the period	(402)	(94)
Balance at end of period	$449	$248

For the three months ended September 30, 2021, the Company had one customer who individually accounted for approximately 11% of revenue. For nine months ended September 30, 2021, the Company had no customer who individually accounted for more than 10% of revenue. For the three and nine months ended September 30, 2020 the Company had one customer who individually accounted for approximately 33% and 37% of revenue, respectively.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU 2018-15”) which changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid expense in the balance sheet and expensed over the term of the hosting arrangement. This standard is effective beginning January 1, 2021, and early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2021, and the adoption of ASU 2018-15 did not have a material impact on its consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” (“ASU No. 2020-06”) which is intended to simplify the accounting for convertible instruments. This new guidance eliminates certain models that require separate accounting for embedded conversion features and eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. Accordingly, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance can be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is in the process of determining the impact of the adoption of the standard on its consolidated financial statements.

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

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of September 30, 2021
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
Government securities	$99,989	$(4)	$99,985

	As of December 31, 2020
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
Government securities	$54,983	$(2)	$54,981

All available-for-sale securities held as of September 30, 2021 and December 31, 2020 had a maturity of less than one year.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Finished goods	$6,443	$5,092
Raw materials	3,598	1,827
Work-in-process	1,777	1,685
	11,818	8,604
Less: reserve for excess and obsolete inventory	(2,376)	(316)
	$9,442	$8,288

At September 30, 2021 and December 31, 2020, finished goods included $1.7 million and $2.7 million of inventory held on consignment at customer sites, respectively.

Note 5 – Fair Value Measurements

The table and disclosures below (in thousands) present the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	As of September 30, 2021
	Level I	Level II	Level III	Total
Assets:
Money market securities	$65,368	$—	$—	$65,368
Government securities	—	99,985	—	99,985
Total assets at fair value	$65,368	$99,985	$—	$165,353

	As of December 31, 2020
	Level I	Level II	Level III	Total
Assets:
Money market securities	$11,822	$—	$—	$11,822
Government securities	—	54,981	—	54,981
Total assets at fair value	$11,822	$54,981	$—	$66,803
Liabilities:
Common stock warrant liability	$—	$—	$(5,018)	$(5,018)
Redeemable convertible preferred stock warrant liability	—	—	(3,828)	(3,828)
Total liabilities at fair value	$—	$—	$(8,846)	$(8,846)

The Series W warrant fair value was determined by management, with input and assistance from a third-party valuation specialist, upon issuance and was revalued as of each reporting date until expiration. The valuation specialist utilized a Monte Carlo Simulation ("MCS") under the income method utilizing assumptions and financial data prepared by the Company. This valuation approach uses a discounted cash flow (“DCF”) method to calculate the starting equity value of the Company based upon future cash flow generation. The starting equity value of the Company was determined utilizing significant unobservable inputs, including (1) forecasted financial projections for the next five years developed by management, (2) a terminal value assigned using an exit multiple method, and (3) a discount rate based on the weighted average cost of capital. Then a simulated equity value of the Company as of the expected exercise date was determined using the MCS method. The MCS inputs included: (1) the assumed amount of time until the exercise of the warrant, (2) the risk-free interest rate over the period until the assumed warrant exercise, (3) the assumed volatility in the value of the equity of the company, and (4) the starting equity value of the Company as determined from the discounted cash flow method. In order to determine the overall value of the warrant, the valuation specialists also simulated the payments for sales-based, operating and regulatory milestones based upon similar inputs to determine the expected overall purchase price of the Company. The net difference between the expected purchase price and the average simulated equity value determines the “option payoff”. Finally, management assigned a probability that the warrant will be exercised, which was applied to the present value of the “option payoff” to arrive at the recorded value reflected in the accompanying condensed consolidated financial statements. The Series W warrant expired unexercised on March 31, 2021 and the remaining value was recorded in the Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2021.

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

The following table sets forth changes in the estimated fair values for the Company’s warrant liabilities measured using significant unobservable inputs (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Beginning of period	$8,846	$71,881
Exercise of preferred stock warrants	(1,111)	(24)
Expiration of common stock warrant	(5,018)	—
Change in fair value of common stock warrant	—	(64,628)
Change in fair value of preferred stock warrants	(2,717)	1,617
End of period	$—	$8,846

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

As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants.

For the three and nine months ended September 30, 2021, cash interest paid for all borrowings under the Term Loan was 9.25%. The effective interest rate during the three and nine months ended September 30, 2021 was 10.69% and 10.97%, respectively.

As of September 30, 2021 future principal payments due under the Term Loan were as follows (in thousands):

Year Ended December 31,
2021 (remainder)	$—
2022	—
2023	1,739
2024	20,870
2025	17,391
Total	40,000
Less: unamortized issuance costs and exit fee	(364)
Term loan, net	$39,636

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

On March 31, 2021, the Series W Warrant terminated as the Strategic Partner did not provide notice of exercise. A gain of $5.0 million was recorded on the expiration of the Series W Warrant in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2021. Upon termination, amounts recorded in temporary equity for common stock and stock options were reclassified to common stock and additional paid-in capital within permanent equity as these instruments were no longer redeemable.

Note 8 – Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

The Amendment authorized eight classes of preferred stock, Series A through F, the “Prior Preferred Stock” and Series G and H, the “Senior Preferred Stock”. As of December 31, 2020 the Company’s convertible preferred stock was classified as temporary equity in the accompanying condensed consolidated balance sheets, as all such preferred stock is redeemable either at the option of the holder or upon an event outside the control of the Company (i.e., a change in control). The redeemable convertible preferred stock was previously redeemable per the Special Redemption (see Note 7) or upon certain change in control events (including liquidation, sale or transfer of control of the Company); however, all change in control events are outside of the Company’s control. In the event of the Special Redemption, the holders would have received redemption proceeds as defined in the Warrant Agreement. In the event of liquidation, holders of the convertible preferred stock may have the right to receive its liquidation preference under the terms of the Company’s Amendment.

As a result of management’s determination that the Special Redemption was probable, but not certain, the Company began accreting to the expected redemption value of the redeemable convertible preferred stock in October 2017. In December 2020, management determined that the Special Redemption was no longer probable, at which point accretion to redemption value ceased. As of March 31, 2021, the Series W Warrant expired unexercised, and all redemption provisions of the Special Redemption lapsed. Upon completion of the Company's IPO in July 2021, all Convertible Preferred Stock outstanding was converted to Common Stock.

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

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	September 30, 2021	December 31, 2020
Conversion of preferred stock	—	14,851,007
Preferred stock warrants	—	225,945
Common stock warrant	—	1
Stock options issued and outstanding under the 2006, 2015 and 2021 plans	5,454,112	4,201,935
Restricted stock units	657,729	—
Total shares of common stock reserved	6,111,841	19,278,888

Note 9 – Stock-Based Compensation Expense

The Company has three stock-based incentive compensation plans, the Calhoun Vision, Inc. 2015 Equity Incentive Plan, the Calhoun Vision, Inc. 2006 Stock Plan, and the 2021 Equity Incentive Plan (collectively the “Plans”).

2006 Stock Plan

The Company’s 2006 Stock Plan (the “2006 Plan”) was originally adopted by the board of directors and approved by the Company’s stockholders in 2006. The Company’s 2006 Plan was terminated in 2015 in connection with the adoption of the Company’s 2015 Plan and as a result no new awards may be issued under the 2006 Plan. However, the 2006 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2006 Plan.

2015 Equity Incentive Plan

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was originally adopted by the Company’s board of directors and approved by the Company’s stockholders in 2015. The 2015 Plan was most recently amended in March 2021. In July 2021, upon completion of the Company's IPO, the 2015 Plan terminated immediately prior to effectiveness of the 2021 Equity Incentive Plan with respect to the grant of future awards.

2021 Equity Incentive Plan

On July 28, 2021, the Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, or (“RSUs”), and performance awards to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to 2,420,135 shares of common stock plus any shares subject to awards granted under the 2015 Plan and the 2006 Plan that, after the effectiveness of the 2021 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan from the 2015 Plan and 2006 Plan is equal to 4,569,530 shares of common stock.

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date our board of directors approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Company’s Board of Directors.

2021 Employee Stock Purchase Plan

On July 28, 2021, the Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The number of shares of the Company’s common stock available for issuance under the 2021 ESPP is equal to 484,027 shares of common stock.

The 2021 ESPP provides eligible employees of the Company and its subsidiaries with the opportunity to purchase shares of the Company’s Common Stock at a purchase price equal to 85% of the common stock’s fair market value on the first trading day or last trading day of each purchase period, whichever is lower. The 2021 ESPP generally provides for two six-month purchase periods every twelve months: May 1 through October 31 and November 1 through April 30. The initial purchase period began on November 1, 2021.

The number of common shares reserved for issuance under the 2021 ESPP plan will be increased automatically on the first day of each fiscal year beginning with our 2022 fiscal year, by a number equal to the least of: (i) 1,452,081 shares; (ii) 1% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 ESPP is administered by the Board of Directors.

Stock-Based Compensation Expense

The purpose of the 2021 Plan and 2021 ESPP plan is to provide a means by which eligible recipients of stock awards may be given an opportunity to benefit from increases in the value of the common stock in order to retain or procure the services of the employees, members of the Board and consultants and provide them with an incentive to promote the Company’s success and accomplish corporate goals.

Stock option awards are generally granted with an exercise price of no less than 100% of estimated fair market value on the date of grant. Time based awards generally vest over four years as follows: one fourth of the total number of shares vest and become exercisable on the one-year anniversary; 1/48th of the total number of shares subject to the option vest and become exercisable on each monthly anniversary thereafter for the remaining three years.

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

A summary of stock option activities for the nine months ended September 30, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2020	4,201,935	$9.57		6.46
Issued
Granted	1,652,751	$15.51	$8.94
Exercised	(321,812)	$4.28	$2.12
Forfeited	(61,053)	$19.47	$10.51
Expired	(17,709)
Options outstanding as of September 30, 2021	5,454,112	$11.59		6.97
Exercisable as of September 30, 2021	3,174,863	$8.76		5.35

A summary of non-vested restricted stock unit activities for the nine months ended September 30, 2021 is as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2020	—
Granted	657,729	$15.46
Vested	—
Forfeited	—
Unvested at September 30, 2021	657,729	$15.46

As of September 30, 2021 and December 31, 2020 the intrinsic value of options vested was $17.9 million and $26.2 million, respectively, and of all options outstanding was $18.0 million and $26.4 million, respectively. During the nine months ended September 30, 2021 and 2020, the total cash received from the exercise of stock options was $1.4 million and $1.0 million, respectively. The total fair value less strike price of these options was $3.6 million and $2.7 million, respectively.

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$623	$626	$1,760	$1,541
Selling, general and administrative	1,168	430	2,317	953
Cost of goods sold	222	185	581	454
	$2,013	$1,242	$4,658	$2,948

As of September 30, 2021 and December 31, 2020, there were 2,270,175 and 1,177,165 unvested options, respectively. Total unrecognized expense related to unvested stock options was approximately $19.7 million and $9.8 million as of September 30, 2021 and December 31, 2020, respectively. Amounts are expected to be recognized over a weighted average period of approximately 3.1 and 2.9 years, respectively.

As of September 30, 2021, there was $9.8 million of total unrecognized compensation costs adjusted for any estimated forfeitures, related to non-vested restricted stock units granted under the 2021 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.7 years.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Nine Months Ended September 30,
	2021
	Range	Weighted Average
Expected volatility	62.3% to 63.7%	63.3%
Risk-free interest rate	0.6% to 1.6%	1.0%
Expected life (in years)	5.52 to 10.00 years	6 years
Expected dividend yield	0.0%	0.0%
Grant date fair value	$12.54 to $19.94	$15.51

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

Note 10 – Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of September 30, 2021 and December 31, 2020 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns.

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

As of September 30, 2021 and December 31, 2020 the Company held three leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The three leases are for 19,680, 42,106 and 48,036 square feet and expire on June 30, 2023, September 30, 2024 and January 31, 2026, respectively. For one of the facilities operating leases, the lessor provided $900,000 in tenant allowances.

The following table presents the lease balances within the condensed consolidated balance sheets (in thousands):

		September 30,	December 31,
Leases	Classification	2021	2020

Assets
Operating	Operating leases right-of-use assets	4,561	$5,319
Finance	Property and equipment, net	38	58
Total lease assets		4,599	5,377
Liabilities
Current
Operating	Lease liabilities	1,449	1,247
Finance	Lease liabilities	20	27
Noncurrent
Operating	Long-term lease liabilities	4,011	5,042
Finance	Long-term lease liabilities	22	37
Total lease liabilities		$5,502	$6,353

For the three and nine months ended September 30, 2021 and 2020, the components of operating and finance lease expenses were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2021	2020	2021	2020

Operating lease cost	Cost of goods sold	$3	$3	$10	$10
	Research and development	64	47	222	110
	Selling, general and administrative expenses	402	418	1,205	1,138

Finance lease cost	Amortization of right-of-use asset included in Research and development expenses	—	32	—	115
	Amortization of right-of-use asset included in Selling, general and administrative expenses	5	10	20	36

Finance lease cost	Interest expense	1	3	4	12

Maturities of the Company’s operating and finance lease liabilities as of September 30, 2021 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2021 (remainder)	$484	$6
2022	1,955	23
2023	1,683	18
2024	1,456	—
2025	951	—
2026	79	—
Total lease payments	6,608	47
Less: imputed interest	1,148	5
Total lease liabilities	$5,460	$42

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of September 30, 2021 and December 31, 2020 were:

	September 30,	December 31,
Lease Term and Discount Rate	2021	2020
Weighted average remaining lease term (years)
Operating leases	3.53	4.21
Finance leases	1.95	2.42
Weighted average discount rate
Operating leases	10.5%	10.5%
Finance leases	10.5%	10.5%

Note 12 – Commitments and Contingencies

Legal Matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At September 30, 2021 and December 31, 2020, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

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

We are a commercial-stage medical technology company dedicated to improving the vision of patients following cataract surgery. Our proprietary RxSight system, comprised of our RxLAL, LDD and accessories, is the first and only commercially available IOL technology that enables doctors to customize and optimize visual acuity for patients after cataract surgery. Our RxLAL is made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet light generated by our LDD. With the RxSight system, the surgeon performs a standard cataract procedure to implant the RxLAL, determines refractive error with patient input after healing is complete, and then uses the LDD to modify the lens with the exact amount of visual correction needed to achieve the patient’s desired vision outcomes. Alternative IOL technologies, in contrast, are not adjustable following the procedure and therefore require patients to make pre-operative choices about their visual preferences, which can often result in patient dissatisfaction when visual outcomes fail to meet expectations. We designed our RxSight system to maximize patient and doctor satisfaction through superior visual outcomes. In the pivotal study that formed the basis for our FDA approval, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity for our RxLAL was 70.1%. This compares favorably to the results of pivotal studies with similar study designs and patient populations that supported FDA approval of Alcon’s Acrysof Toric (38.4%), and J&J’s Tecnis Toric (43.6%). We began commercializing our solution in the United States in the third quarter of 2019 and are focused on establishing the RxSight system as the standard of care for premium IOL procedures. As of September 30, 2021, we had an installed base of 161 LDDs in ophthalmology practices, and since our inception, surgeons have performed over 13,000 surgeries with our RxSight system.

We compete in the IOL market in the U.S. The RxLAL is a premium IOL which is partially reimbursable under Medicare, and in some cases by private payors. Premium IOLs are sold at a higher price point than conventional IOLs, as they provide refractive correction of vision unlike a conventional IOL that only replaces the natural lens with a clear lens (which is the standard for Medicare reimbursement). Our products are also approved for sale in Europe and Mexico. We are not actively marketing our products for sale in Europe or Mexico; however, we have approval in both for improving uncorrected visual acuity by adjusting the RxLAL power to correct residual postoperative refractive error. We have one customer in Germany and one in Mexico, both of which have participated in our clinical studies and perform commercial cases. We compete in the IOL market in the U.S. We are a Delaware corporation, headquartered in Aliso Viejo, California, and have one wholly owned subsidiary. Our subsidiary is located in Amsterdam, Netherlands, which itself has one wholly owned subsidiary in Germany and a registered branch in the United Kingdom.

Our commercial strategy is focused on a “land and expand” model through which we aim to drive new customer adoption, which generally begins with the sale of an LDD, and then helps the customer incorporate the RxLAL into their practice to drive utilization and premium procedure growth. We believe this commercial strategy over time may provide a degree of predictability in terms of our commercial growth and a consumable revenue stream from sales of our RxLALs. We are currently focused on driving adoption with surgeons performing a high volume of premium cataract procedures. Market Scope estimates that there are approximately 4,000 surgeons that perform cataract surgeries in the United States as of 2020, and we estimate that approximately 1,600 surgeons performed approximately 70% to 80% of the premium procedures in the United States in 2020. We believe this provides an attractive and concentrated market opportunity addressable with a focused sales force. We currently employ a sales team that, as of September 30, 2021 includes 12 sales directors, and a group of over 56 clinical specialists, field service and customer service personnel. We believe increasing the number of sales representatives, practice development personnel and clinical trainers will help facilitate further adoption of our products among existing customer accounts as well as broaden awareness of our products to new accounts. While we intend to initially focus our growing commercial efforts in the U.S., in the future, we may selectively pursue commercial expansion in Asia,

Europe, Australia or other geographies with significant market opportunity for premium IOLs, leveraging our CE and FDA approvals.

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

On July 29, 2021, we completed our Initial Public Offering ("IPO"), which resulted in the issuance and sale of 8,248,549 shares of common stock, including 898,549 shares sold pursuant to the exercise of the underwriters’ over-allotment option at the IPO price of $16.00 per share. We received net proceeds of approximately $120.0 million from the IPO, after deducting underwriters’ discounts and commissions of $9.2 million and offering costs of $3.2 million.

Prior to our IPO, our primary sources of capital had been private placements of preferred stock, a structured transaction with a strategic partner, debt financing and revenue from sales of our products. Since inception, we raised a total of $191.3 million in net proceeds from private placements of preferred stock, $120 million from a strategic partner, approximately $39.2 million in net proceeds from a credit facility, and approximately $11.0 million from issuance of common stock primarily from stock option exercises. As of September 30, 2021, we had cash and cash equivalents of $68.3 million, short-term investments of $100.0 million, long-term debt of $39.6 million and an accumulated deficit of $463.5 million. We generated net sales of $14.2 million and had a net loss of $33.0 million for the nine months ended September 30, 2021, as compared to sales of $9.8 million and net income of $1.3 million for the nine months ended September 30, 2020.

We intend to continue to make significant investments in our sales and marketing organization, primarily sales representatives, clinical applications specialists and technical service personnel to support new customers and upgrades and practice development personnel to facilitate adoption of use of our RxLALs among existing accounts. We will expand our marketing efforts with additional advertising and customer tools to expand their local advertising. We will also continue to make significant investments in research and development and clinical expenses to make enhancements in our current products. As a public company, we will incur costs that we have not previously incurred or have previously incurred at lower rates, including increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees, fees to members of our board of directors and expenses for compliance with public-company reporting requirements. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years.

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

Key business metrics

We regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the number of LDDs installed, RxLALs implanted and the number of doctors performing surgery with our products are indicators of our ability to drive adoption and generate revenue. We believe these are important metrics for our business. Due to our limited commercial history, all but eight months of which have occurred during the COVID-19 pandemic, we are not yet able to assess seasonality and other trends, and we will continue to evaluate our business in the future using these and other financial metrics as we observe trends in our business.

We believe the number of LDDs sold in each quarter and our LDD installed base at the end of each period are important metrics as they represent an installed base into which we can sell our RxLALs.

32

	2021			2020					2019
	Q1	Q2	Q3	Q1	Q2	Q3		Q4	Q1	Q2	Q3	Q4
LDDs Sold	13	25	31	15	15	20	*	23	—	—	10*	9
Installed Base at End of Period	105	130	161	34	49	69		92	—	—	10	19

*	One LDD placed for rent Q3 2019 at a university & one LDD converted from clinical to commercial use in Q3 2020

We believe the number of RxLALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system. While an important metric, the COVID-19 pandemic and severe weather in the first quarter 2021 impacted trends in our business. In the second quarter of 2020, the number of our RxLALs sold decreased as compared to the first quarter of 2020 as ambulatory surgery centers (ASCs), where most cataract surgeries are performed, were closed for elective surgeries for six or more weeks. In the third quarter 2020, LALs sold increased as compared to the second quarter of 2020, reflecting, we believe, some resurgence of surgeries when ASCs re-opened, with sales of RxLALs in the fourth quarter of 2020 continuing to increase sequentially, despite seasonal holidays. During the first quarter of 2021, however, the U.S. saw a resurgence in COVID-19 cases attributed to holiday travel and gatherings and severe weather in Texas and other southern states, resulting in reduced LAL sales for such period. During the third quarter of 2021, we saw increased RxLAL sales from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

	2021			2020				2019
	Q1	Q2	Q3	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
RxLALs Sold	1,567	1,825	1,977	719	662	1,513	1,577	—	26	336	575

Components of results of operations

Sales

Our sales consists of the sale of RxLALs used in cataract surgeries, the LDDs for delivering light to the RxLALs to adjust the lens post-surgery, as needed, and service and accessories. Revenue is derived from sales of products primarily in the U.S. and sales to a single customer in each of Germany and Mexico. Customers are primarily comprised of ophthalmic practices (LDD sales) and ambulatory surgery centers (LAL sales). We expect revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of doctors that are trained to use our products, and expand awareness of our products with new and existing customers and as doctors perform more procedures using our products.

RxLALs are held at customer sites on consignment. The single performance obligation is satisfied, and revenue is recognized for LALs upon customer notification that the RxLALs have been implanted in a patient.

Our LDD contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. The LDD capital asset and related components revenue is recognized upon installation and customer acceptance, training is recognized upon completion of training by at least one doctor, and the initial warranty and service agreement are recognized ratably over the service period. After the first year, service contracts can be purchased separately on a standalone basis. The Company deferred revenue of $449,000 and $248,000 related to such service agreements as of September 30, 2021 and December 31, 2020, respectively. Revenue for such service agreements will be recognized over the term of each contract.

For the three and nine months ended September 30, 2021 and 2020, sales from contracts with customers consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
LDD (including training)	$3,661	$2,655	$8,463	$6,864
RxLALs	1,944	1,444	5,264	2,734
Accessories and Service Warranty	181	71	440	166
	$5,786	$4,170	$14,167	$9,764

For the three months ended September 30, 2021, we had one customer who individually accounted for approximately 11% of revenue. For the nine months ended September 30, 2021, we had no customer who individually accounted for more than 10% of revenue. For the three and nine months ended September 30, 2020, we had one customer who individually each accounted for approximately 33% and 37% of revenue, respectively.

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

We calculate gross margin as gross profit/loss divided by sales. Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. Our gross margin could fluctuate from quarter to quarter as we introduce new products, and as we adopt new manufacturing processes and technologies.

Our LDD, as is typical of many medical device capital equipment products, has a low gross margin, as the material cost of the LDD is significant, representing close to 50% of the total cost to manufacture. In addition, we do not mark up our LDD substantially, as LDDs, as sold, generate RxLAL procedures. Our RxLAL gross margin is higher, with low material cost but high fixed overhead costs. As our manufacturing volume of the RxLAL increases, we expect the gross margin may improve significantly.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, including wages, incentive bonuses, stock-based compensation and benefits related to administrative, selling and marketing functions, education programs for doctors, commercial operations and analytics, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, training for doctors, professional services fees such as legal, patent registration costs, accounting, audit and tax fees, board of directors’ expenses, insurance costs, general corporate expenses and facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our sales and marketing organization and infrastructure to both drive and support the anticipated growth in revenue and due to additional legal, accounting audit and tax fees, insurance and other expenses associated with being a public company.

Research and development expenses

Research and development expenses consist of expenses incurred in performing research and development and engineering activities for new products and technology, clinical studies and regulatory submissions and compliance. The expenses include personnel-related expenses, including wages, incentive bonuses, stock-based compensation and benefits, costs incurred at clinical trial sites, regulatory and manufacturing engineering costs, including those related to various laboratory and research equipment and supplies, expense of pre-approved inventory utilized for clinical trial and research purposes, costs incurred in the development of manufacturing processes in excess of capitalizable value, fees paid to consultants and contract clinical organizations and direct FDA related costs and costs related to FDA premarket approval submission preparation. Research and development expenses are expensed as incurred. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trials and registries and other related activities.

Change in fair value of warrants

Change in fair value of warrants consists of gains and losses resulting from the remeasurement of the fair value of our preferred stock warrant liabilities at each balance sheet date. We continued to record adjustments to the estimated fair value of the preferred stock warrants until the conversion of the underlying convertible preferred stock into common stock which occurred immediately prior to the completion of our IPO in July 2021.

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

Accretion to redemption value of redeemable preferred stock and preferred stock options

Due to the Special Redemption provision in place in our Articles of Incorporation and until the unexercised Series W Warrant expiration on March 31, 2021, all equity instruments were redeemable and evaluated as probable of redemption through early December 2020. No accretion was calculated during the three and nine months ended September 30, 2021. For common and preferred stock, the value of the accretion was calculated as the estimated future redemption amount accreted to the estimated redemption date using the effective interest rate. For stock options the value of accretion was calculated at the estimated future redemption amount less the strike price, recognized over the same period as the corresponding service period for which stock-based compensation is recognized.

Comprehensive income (loss)

All components of comprehensive income (loss), including net income (loss), are reported in the condensed consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments and foreign currency translation adjustments.

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended September 30,		Change
(in thousands, except share amounts, per-share data and percentages)	2021	2020	($)	(%)
Sales	$5,786	$4,170	$1,616	38.8%
Cost of sales	4,445	3,450	995	28.8
Gross profit	$1,341	$720	$621	86.3%
Operating expenses:
Selling, general and administrative	9,076	3,825	5,251	137.3
Research and development	5,377	5,801	(424)	(7.3)
Total operating expenses	14,453	9,626	4,827	50.1
Loss from operations	$(13,112)	$(8,906)	$(4,206)	47.2%
Other income (expense), net:
Change in fair value of warrants	1,503	39,518	(38,015)	(96.2)%
Interest expense	(1,079)	(3)	(1,076)	35,866.7
Interest and other income	11	63	(52)	(82.5)
Total other income (expense), net:	435	39,578	(39,143)	(98.9)%
(Loss) income before income taxes	(12,677)	30,672	(43,349)	(141.3)
Income tax expense	(4)	8	(12)	(150.0)
Net (loss) income	$(12,673)	$30,664	$(43,337)	(141.3)%
Accretion to redemption value of redeemable preferred stock and redeemable stock options	—	(24,764)	24,764	(100.0)
Net (loss) income attributable to common stockholders	(12,673)	5,900	(18,573)	(314.8)
Other comprehensive income (loss)
Unrealized loss on short-term investments	(5)	(8)	3	(35.4)
Foreign currency translation loss	(3)	(9)	6	(64.2)
Total other comprehensive loss	(8)	(17)	9	(50.7)
Comprehensive (loss) income	$(12,681)	$30,647	$(43,328)	(141.4)%

Sales

Sales increased by $1.6 million, or 38.8%, to $5.8 million for the three months ended September 30, 2021, from $4.2 million for the three months ended September 30, 2020. The increase in total sales was primarily due to sales of 464 more LALs with an increased average selling price and 11 more LDDs.

Cost of sales

Cost of sales increased by $0.9 million, or 28.8%, to $4.4 million for the three months ended September 30, 2021, from $3.5 million for the three months ended September 30, 2020, primarily due to the increase in the number of RxLALs and LDDs sold and by the recording of an additional $0.6 million reserve for excess LAL inventory as a result of the recent introduction of an updated RxLAL including our ActivShield technology. Gross margin increased to 23.2% in the three months ended September 30, 2021, from 17.3% for the three months ended September 30, 2020 due to improved operating leverage.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $5.3 million, or 137.3%, to $9.1 million for the three months ended September 30, 2021, from $3.8 million for the three months ended September 30, 2020 . This increase was primarily attributable to an increase in selling and marketing personnel costs of $2.0 million due mainly to additional headcount as well as increased travel costs of $0.3 million and increased trade show costs of $0.3 million when compared to the three months ended September 30, 2020, due to temporary reduction in travel costs caused by COVID-19 for the three months ended September 30, 2020. General and administrative personnel expenses increased by $2.2 million due primarily to increased costs related to operating as a public company, increased headcount, reinstatement of incentive bonuses and increased stock-based compensation as well as temporary reductions in salaries that were in place for the three months ended September 30, 2020.

Research and development expenses

Research and development expenses decreased by $0.4 million, or 7.3%, to $5.4 million for the three months ended September 30, 2021, from $5.8 million for the three months ended September 30, 2020. This decrease was primarily attributable to decreased clinical study costs of $0.4 million and reduced material costs of $0.4 million which were partially offset by increased personnel costs of $0.4 million due to temporary reductions in salaries that were in place for the three months ended September 30, 2020.

Other income (expense), net

Other income (expense), net, decreased by $39.2 million to income of $0.4 million for the three months ended September 30, 2021 from income of $39.6 million for the three months ended September 30, 2020 due to the change in the fair value of liability classified warrants of $38.0 million and an increase in interest expense of $1.1 million on our term loan.

Accretion to redemption value of redeemable preferred stock and redeemable stock options

No accretion to redemption value of redeemable preferred stock and redeemable stock options was recorded during the three months ended September 30, 2021 due to the expiration of the Common W warrant on March 31, 2021. Accretion to redemption value of redeemable preferred stock and redeemable stock options was $24.8 million for the three months ended September 30, 2020.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for nine months ended September 30, 2021 and 2020 together with the dollar increase or decrease and percentage change in those items:

	Nine Months Ended September 30,		Change
(in thousands, except share amounts, per-share data and percentages)	2021	2020	($)	(%)
Sales	$14,167	$9,764	$4,403	45.1%
Cost of sales	12,519	9,439	3,080	32.6
Gross profit	$1,648	$325	$1,323	407.1%
Operating expenses:
Selling, general and administrative	21,189	10,773	10,416	96.7
Research and development	18,583	16,662	1,921	11.5
Total operating expenses	39,772	27,435	12,337	45.0
Loss from operations	$(38,124)	$(27,110)	$(11,014)	40.6%
Other income (expense), net:
Change in fair value of warrants	2,717	27,933	(25,216)	(90.3)
Expiration of warrant	5,018	—	5,018	-
Interest expense	(2,603)	(12)	(2,591)	21,591.7
Interest and other income	44	522	(478)	(91.6)
Total other income (expense), net:	5,176	28,443	(23,267)	(81.8)%
(Loss) income before income taxes	(32,948)	1,333	(34,281)	(2,571.7)
Income tax expense	6	53	(47)	(88.7)
Net (loss) income	$(32,954)	$1,280	$(34,234)	(2674.5)%
Accretion to redemption value of redeemable preferred stock and redeemable stock options	—	(16,172)	16,172	(100.0)
Net loss attributable to common stockholders	(32,954)	(14,892)	(18,062)	121.3
Other comprehensive income (loss)
Unrealized loss on short-term investments	(2)	(43)	41	(95.0)
Foreign currency translation loss	(6)	(7)	1	(9.5)
Total other comprehensive loss	(8)	(50)	42	(83.2)
Comprehensive (loss) income	$(32,962)	$1,230	$(34,192)	(2779.6)%

Sales

Sales increased by $4.4 million, or 45.1%, to $14.2 million for the nine months ended September 30, 2021, from $9.8 million for the nine months ended September 30, 2020. The increase was due to sales of 2,475 more RxLALs with an increased average selling price and 19 more LDDs sold. In mid-March 2020, ambulatory surgery centers (ASCs), where most cataract surgeries were performed, were closed to elective surgeries for six or more weeks, contributing to the increase when comparing the nine months 2021 and 2020.

Cost of sales

Cost of sales increased by $3.1 million, or 32.6%, to $12.5 million for the nine months ended September 30, 2021 from $9.4 million for the nine months ended September 30, 2020, due to the increase in the number of products sold and associated service warranties. The increase was also driven by the recording of a $2.3 million reserve for excess RxLAL inventory as a result of the recent introduction of an updated LAL including our ActivShield technology. Gross margin increased to 11.6% for the nine months ended September 30, 2021, from 3.3% due to improved operating leverage on a higher volume of units sold.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $10.4 million, or 96.7%, to $21.2 million for the nine months ended September 30, 2021, from $10.8 million for the nine months ended September 30, 2020, The increase was primarily driven by an increase in selling and marketing personnel related expenses of $4.7 million due mainly to additional headcount, increased travel costs of $0.6 million due the temporary reduction in selling and marketing travel costs during the nine months ended September 30, 2020 caused by COVID-19, an increase in general and administrative personnel costs of $1.3 million, $1.0 million higher selling, general and administrative stock-based compensation expenses, $1.2 million in higher administrative fees related to being a public company and higher general and administrative audit, tax, and legal costs of $0.5 million.

Research and development expenses

Research and development expenses increased by $1.9 million, or 11.5%, to $18.6 million for the nine months ended September 30, 2021, from $16.7 million for the nine months ended September 30, 2020. This increase was primarily attributable to an increase of $1.3 million in personnel costs due primarily to increased personnel headcount and reinstatement of incentive bonuses, increased material costs of $1.0 million, which included $0.7 million in expensed RxLALs, as well as an increase in stock-based compensation expense of $0.4 million.

Other income (expense), net

Other income (expense), net, decreased by $23.2 million to $5.2 million for the nine months ended September 30, 2021, from $28.4 million income for the nine months ended September 30, 2020, due primarily to the change in fair value of warrant liabilities of $20.2 million, which was partially offset by an increase in interest expense of $2.6 million due to higher interest expense on our term loan and a decrease in interest income of $0.5 million due to lower interest rates.

Accretion to redemption value of redeemable preferred stock and redeemable stock options

Accretion to redemption value of redeemable preferred stock and redeemable stock options decreased by $16.2 million to $0.0 million for the nine months ended September 30, 2021, from $16.2 million for the nine months ended September 30, 2020, due to management no longer accreting common stock, preferred stock and stock options to redemption value in 2021 after it was determined in December 2020 that exercise of the Series W Warrant was no longer probable.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $168.3 million. For the nine months ended September 30, 2021, and 2020, our loss from operations were $38.1 million and $27.1 million, respectively. We had an accumulated deficit of $463.5 million as of September 30, 2021.

Prior to our IPO, which we completed in July 2021, our primary sources of capital were private placements of preferred stock, a structured transaction with a strategic partner, debt financing and from sales of our products.

On July 29, 2021, the Company completed its IPO through an underwritten sale of 7,350,000 shares of its common stock at a price of $16.00 per share. The aggregate net proceeds from the offering, inclusive of an additional 898,549 common shares sold upon the partial exercise of the underwriters’ purchase option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $120.0 million. On July 29, 2021, the Company restated its articles of incorporation and bylaws which provide for, among other things, the Company’s authorized capital stock to consist of 900,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of convertible preferred stock, par value $0.001 per share. The restated articles define the voting rights, dividends, liquidation, rights and preferences of each class of stock.

Funding requirements

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our revenue growth;
•
our research and development efforts;
•
our sales and marketing activities;

39

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

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Nine months ended September 30, (unaudited)
	2021	2020
Net cash (used in) provided by:
Operating activities	$(35,986)	$(26,976)
Investing activities	(46,561)	30,107
Financing activities	136,938	909
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(7)	(7)
Net increase in cash, cash equivalents and restricted cash	$54,384	$4,033

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2021, was $36.0 million, consisting primarily of a net loss of $33.0 million, a non-cash gain on expiration of an unexercised warrant of $5.0 million, an increase in operating assets and liabilities of $5.6 million, partially offset by non-cash stock-based compensation of $4.7 million, provision for excess and obsolete inventory of $2.4 million, and depreciation and amortization of $3.0 million.

Net cash used in operating activities for the nine months ended September 30, 2020, was $27.0 million, consisting primarily of net income of $1.3 million, an increase in operating assets and liabilities of $5.9 million, offset by the non-cash change in fair value of liability classified warrants of $27.9 million, depreciation of $2.9 million and stock-based compensation of $2.9 million.

Cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2021, was $46.6 million, consisting of net purchases of short-term investments of $45.0 million and purchases of property and equipment of $1.6 million.

Net cash provided by investing activities for the nine months ended September 30, 2020, was $30.0 million, consisting of net maturities of short-term investments of $32.1 million, partially offset by net purchases of property and equipment of $2.1 million.

Cash from financing activities

Net cash from financing activities for the nine months ended September 30, 2021, was $136.9 million, consisting primarily of from net proceeds from the IPO of $119.6 million and a draw on the Company’s term loan of $15.0 million and proceeds from stock options exercised of $1.4 million.

There were no significant financing cash flow activities in the nine months ended September 30, 2020.

Contractual obligations and commitments

We have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.3 million and $0.4 million as of September 30, 2021 and December 31, 2020.

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

The credit facility is secured by substantially all of our personal property other than our intellectual property, but includes any accounts receivable, other amounts owed and any proceeds of intellectual property. We also entered into a negative pledge arrangement with the collateral agent and lenders where we agreed not to encumber any of our intellectual property. Outstanding borrowings under the credit facility bear interest at an annual rate equal to the greater of (i) the Wall Street Journal 30-day LIBOR plus 9.09% and 0.16% or (ii) 9.25%. At our election, we may also switch to an interest rate equal to 10.25% plus the greater of (i) The Wall Street Journal Prime rate or (ii) 7%. The interest rate resets monthly on the last day of the month prior to the month in which interest accrues, and an actual/360-day convention applies. If we are considered to be in default, additional interest of 5% applies. Through December 1, 2023, which is the interest-only period, we are required to make interest-only payments. The interest- only period may be extended to December 1, 2024.

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

Borrowings under the credit facility are pre-payable at any time without penalty; however, the loan must be prepaid in full or in part one time in an amount not less than $5.0 million and amounts prepaid may not be subsequently reborrowed. If the loan is not fully prepaid by December 31, 2021, the Company will become subject to an additional fee (the “Exit Fee”). The fee is 3% of the original loan amount if prepaid between January 1, 2022, and October 31, 2022 ($750k); 4% if prepaid between November 1, 2022 and October 31, 2023 ($1.0 million); and 5% ($1.25 million) if paid subsequently, including at maturity. The loan may be accelerated by Oxford in the event of a default. The credit facility also includes certain customary affirmative and negative covenants, including certain financial covenants if the lenders make us the additional tranche advances. We were in compliance with all covenants under the credit facility as of September 30, 2021.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in the notes to our financial statements included elsewhere in this prospectus. We believe that the accounting policies we use are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

There were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus filed with the SEC on July 29, 2021.

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

Interest Rate Risk

Our cash, cash equivalents and marketable securities as of September 30, 2021 consisted of $168.3 million, of which $100.0 million is invested in government securities and $68.3 million invested in bank deposits and money market funds. Our historical interest income has not fluctuated significantly. We do not believe that a hypothetical 10% change in interest rates would have a material impact on our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2021, we had $39.6 million in variable rate debt outstanding. Our Credit Agreement bears interest at an annual rate equal to the greater of (i) the Wall Street Journal 30-day LIBOR plus 9.09%, or (ii) 9.25%. A hypothetical change in interest rates of 10% would have resulted in a change of approximately $0.1 million in interest expense in for the three months ended September 30, 2021.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar and our sales outside the United States are primarily denominated in Euros and GBP. For the years ended December 31, 2020 and 2019, approximately 0.3% and 0.5%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the United States and Europe. If our operations in countries outside of the United States grows, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. We do not believe that a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would have a material impact on our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contracts. We do not believe that inflation has had a material effect on our financial results during the periods presented.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2021, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

Item 1A: Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. In addition to the other information included in this Quarterly Report on Form 10-Q, the following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. The risks and uncertainties described below may not be the only ones we face. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See the section titled “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

45

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations for the foreseeable future. We reported losses from operations of $46.1 million and $35.4 million for the years ended December 31, 2019 and 2020, respectively, and $12.7 million for the three months ended September 30, 2021. As a result of these losses, as of September 30, 2021, we had an accumulated deficit of $463.5 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with being a public company.

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

As of September 30, 2021, and December 31, 2020, we had $168.3 million and $69.0 million, respectively, in cash, cash equivalents and marketable securities. While we believe that our existing cash, cash equivalents and marketable securities and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q, but we cannot assure you that we will be able to generate sufficient liquidity as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our Credit Agreement with Oxford Finance, provides for a five-year $60.0 million term-loan facility, of which $40.0 million has been drawn as of September 30, 2021. $10.0 million of the term-loan facility is available in additional draws during 2021 and $10.0 million will be available in the first quarter of 2022 if we reach certain revenue milestones.

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

49

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

52

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

59

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

70

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

75

•
we may not develop additional proprietary technologies that are patentable; and
•
we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

77

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

94

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

As of October 29, 2021, we have 27,353,915 issued and outstanding shares of common stock based on the number of shares outstanding. Of these shares, approximately 7,300,000 of the shares issued in the IPO are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in February 2022 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO. J.P. Morgan Securities LLC and BofA Securities, Inc. may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of 7,473,839 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

Moreover, holders of an aggregate of 14,651,254 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates under applicable rules. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Following the completion of our IPO, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 35% of our voting stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

96

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

98

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From July 1, 2021 through September 30, 2021, we granted to our employees and consultants stock options to purchase an aggregate of 295,633 shares of our common stock under our 2021 Equity Incentive Plan, at exercise prices ranging from $12.54 to $15.38 per share. On July 30, 2021, we granted to our named executive officers and certain employees stock options to purchase an aggregate of 622,990 shares of our common stock under our 2021 Equity Incentive Plan, at an exercise price of $16.00 per share. The awards will vest over one to four years of service.

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

Use of Proceeds

On August 3, 2021, we completed our IPO, with a subsequent partial exercise of the underwriter’s option to purchase additional shares. We issued and sold an aggregate of 8,248,549 shares of common stock, par value $0.001 per share, at an offering price of $16.00 per share. We received aggregate net proceeds of $120.0 million, after deducting underwriters' discounts and commissions of $9.2 million and estimated offering expenses of $3.2 million.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q unless otherwise stated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-257790	3.3	July 9, 2021
4.1	Specimen stock certificate of the Registrant.	S-1/A	333-257790	4.2	July 26, 2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-257790	10.1	July 9, 2021
10.2*+	2021 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.
10.3*+	2021 Employee Stock Purchase Plan of the registrant.
10.4	Consent and First Amendment to Loan and Security Agreement, by and among the Registrant, Oxford Finance LLC and the lenders listed on Schedule 1.1 thereto, dated as of July 6, 2021.	S-1/A	333-257790	10.6	July 26, 2021
10.5+	Confirmatory Employment Letter, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.14	July 9, 2021
10.6+	Confirmatory Employment Letter, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.15	July 9, 2021
10.7+	Confirmatory Employment Letter, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.16	July 9, 2021
10.8+	Confirmatory Employment Letter, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.17	July 9, 2021
10.9+	Change in Control and Severance Agreement, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.18	July 9, 2021
10.0+	Change in Control and Severance Agreement, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.19	July 9, 2021

10.11+	Change in Control and Severance Agreement, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.20	July 9, 2021
10.12+	Change in Control and Severance Agreement, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.21	July 9, 2021
10.13	Termination Agreement, by and between the Registrant and Yelroc Consulting, Inc., dated as of August 3, 2021.	S-1/A	333-257790	10.24	July 26, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XXBRL tags are embedded with8in the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

* Filed herewith

+ Indicates management contract or compensatory plan.

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

RxSight, Inc.

Date: November 10, 2021	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Shelley Thunen
Shelley Thunen
Chief Financial Officer
(Principal Financial and Accounting Officer)

