Form 10-K
period 2021-12-31
RxSight, Inc.
filed 2022-03-08
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40690

RxSight, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	94-3268801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Columbia Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 521-7830

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	RXST	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on December 31, 2021 was approximately $236 million. The Registrant has elected to use December 31, 2021, which was the last business day of the Registrant’s most recently completed fiscal year, as the calculation date because on June 30, 2021 (the last business day of the Registrant’s mostly recently completed second fiscal quarter), the Registrant was a privately-held company.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2022 was 27,417,993.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. In this Annual Report on Form 10-K, “we,” “us” and “our” refer to RxSight, Inc.

The forward-looking statements are contained principally in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements concerning the following:

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

ii

•
our ability to identify and develop new and planned products and/or acquire new products;
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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part I, Item 1A, “Risk Factors,” elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition; valuation of the Company’s common stock, warrants and other equity awards; estimated probability and timing of redemption of equity instruments, the realization of income tax assets and estimates of tax liabilities, and obsolete, excess and slow-moving inventory. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ materially from these estimates.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and market opportunity, including data regarding the estimated size of the market. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

This Annual Report on Form 10-K contains references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of it by, any other companies.

iii

PART I

Item 1. Business

Overview

We are a commercial-stage medical technology company dedicated to improving the vision of patients following cataract surgery. Our proprietary RxSight Light Adjustable Lens system (“RxSight system”), comprised of our RxSight Light Adjustable Lens (“LAL”), RxSight Light Delivery Device (“LDD”) and accessories, is the first and only commercially available intraocular lens (“IOL”) technology that enables doctors to customize and optimize visual acuity for patients after cataract surgery. Our LAL is made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet (“UV”) light generated by our LDD. With the RxSight system, the surgeon performs a standard cataract procedure to implant the LAL, determines refractive error with patient input after healing is complete, and then uses the LDD to modify the LAL with the exact amount of visual correction needed to achieve the patient’s desired vision outcomes. Alternative IOL technologies, in contrast, are not adjustable following the cataract procedure and therefore require patients to make pre-operative choices about their visual preferences, which can often result in patient dissatisfaction when visual outcomes fail to meet expectations. We designed our RxSight system to maximize patient and doctor satisfaction through superior visual outcomes. In the pivotal study that formed the basis for our FDA approval, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity for our LAL was 70.1%. This compares favorably to the results of pivotal studies with similar study designs and patient populations that supported FDA approval of Alcon’s Acrysof Toric (38.4%), and J&J’s Tecnis Toric (43.6%). We began commercializing our solution in the United States in the third quarter of 2019 and are focused on establishing the RxSight system as the standard of care for premium IOL procedures. As of December 31, 2021, we had an installed base of 206 LDDs in ophthalmology practices and since our inception though December 31, 2021, surgeons have performed almost 17,000 surgeries with our RxSight system.

Cataract surgery is the most common surgical procedure in the world, with approximately 29.7 million cataract surgeries performed worldwide in 2021, including 4.7 million in the United States. A cataract is a loss of transparency in the normally clear lens of the eye that can cause blurry or hazy vision, significantly interfering with daily activities and affecting quality of life. Cataracts increase in prevalence with age and develop in approximately 50% of individuals by age 60 affecting both eyes 80% to 90% of the time and requiring surgery to restore vision in most cases. During cataract surgery, the patient’s natural lens is replaced with a clear artificial lens called an intraocular lens (“IOL”). There are two broad categories of IOLs used, conventional and premium. Based on the category of IOL used, cataracts surgeries can be differentiated as either conventional or premium procedures. In conventional cataract surgery, patients receive conventional monofocal IOLs that are designed to provide vision at one distance, and do not correct for corneal astigmatism and presbyopia. Nearly all conventional IOL patients therefore will need spectacles to attain their best vision after surgery. With premium cataract surgery, patients receive premium IOLs designed to correct for corneal astigmatism and/or presbyopia and therefore to provide for reduced spectacle dependence. Because 60% of cataract patients rate being spectacle free after cataract surgery as extremely important, we believe the premium IOL market is underpenetrated. During 2021, according to the Market Scope 2021 Premium Cataract Surgery Market Report (the “Market Scope 2021 Premium Report”), premium IOL procedures performed were approximately 15% of all procedures performed in the United States and approximately 9% of the total procedures performed worldwide. According to the Market Scope 2021 Premium Report, total worldwide procedures increased approximately 36% from 2020 due to the COVID-19 pandemic negatively impacting procedures in 2020. Revenue for the premium IOL market was estimated to be $1.5 billion, or 31% of the total IOL market for 2021, due to higher lens pricing and increased procedures from 2020. In addition, the premium IOL market is projected to grow significantly faster as worldwide cataract procedure volumes return to pre COVID-19 levels. According to the Market Scope 2021 Premium Report, global premium cataract procedures are expected to grow at a compound annual growth rate (“CAGR”) of 10% from 2021 to 2026, however revenues are expected to grow at a CAGR of 12% from $1.5 billion in 2021 to a $2.7 billion in 2026 as compared to a 4% CAGR revenue growth for the conventional IOL market. Premium cataract procedures are between 10 and 15 times more profitable for the doctors and ophthalmology practices than conventional cataract procedures. The premium IOL market is also less impacted by changes in reimbursement rates because patients in most markets are required to pay out-of-pocket to cover the full or incremental costs of premium cataract procedures (depending on the country), while healthcare payors typically only cover the full cost of conventional cataract procedures.

We believe that the premium cataract surgery market remains underpenetrated due to both doctors’ reluctance to recommend premium IOL offerings to the full universe of eligible patients and patients’ confusion in assessing the tradeoffs associated with the wide range of competitive premium IOL offerings. We believe competitive premium IOL offerings often cannot deliver on patient expectations with respect to the patient’s ability to see at near and intermediate distances without reliance on spectacles. Once a patient has selected a competitive premium IOL, the surgeon must rely on a series of pre-operative diagnostic tests and predictive formulae to choose a lens that delivers the accuracy and outcomes desired by the patient. According to published clinical data from the pivotal studies of competitive premium IOL technologies, the percentage of patients that achieved 20/20 vision with both eyes at all distances was only 40%. As a result, doctors often lack confidence with competitive premium IOL offerings given their inability to meet patients’ expectations consistently.

We designed our RxSight system to address the shortcomings of existing competitive premium IOL technologies and provide a solution that doctors can trust to improve visual outcomes. In contrast to competitive premium IOL solutions, for which patients are required (before surgery) to specify their visual priorities and willingness to accept optical trade-offs associated with those choices, our RxSight system offers peace of mind that patients can iterate their final vision characteristics with customized post-surgical adjustments. The surgeon first performs a standard cataract implant procedure, replacing the patient’s natural lens with the LAL. Approximately three weeks post cataract surgery, after healing has occurred, the patient undergoes a standard post-operative refraction to determine the refractive error and the prescription required to give the patient the best vision. This prescription is much like that used for spectacle lenses, but instead is used as an input to the LDD. To adjust the LAL, the patient is positioned at the LDD for a treatment that lasts between approximately 30 seconds and 2.5 minutes, depending on the required prescription. The patient returns after approximately three to five days, at which time they can undergo another refraction and adjustment, if needed, to “dial in” their best vision. Once the patient and the doctor are satisfied, then the adjustment is locked in for life with another light treatment. While up to three post-surgical adjustment visits are offered by the doctor, in our pivotal clinical study, patients had an average of 1.6 adjustments. While many patients choose to have both eyes corrected for distance, approximately 75% elect for what is called a blended vision approach that takes advantage of the LAL’s depth of focus to deliver a customized blended vision solution. By titrating the correction for near, intermediate or far in each eye, this approach provides the highest rates of excellent vision with both eyes at all distances.

We believe the RxSight system offers significant advantages over other commercially available conventional and premium IOLs that will drive its broad adoption. The primary benefits of our solution include:

•
first and only IOL that can be customized after surgery and healing of the eye;
•
provides doctors and patients with confidence in better visual outcomes and a low risk of side effects;
•
provides a precise treatment range and excellent vision rates with both eyes at all distances;
•
uses a familiar industry standard IOL implantation procedure and an IOL adjustment procedure that is easy-to-learn;
•
allows patients to preview their vision selection prior to LAL adjustment; and
•
provides a premium IOL alternative that can help doctors grow their practice revenues and profits.

Our RxSight system has FDA approval for the reduction of residual astigmatism to improve uncorrected visual acuity after removal of the cataractous natural lens by phacoemulsification and implantation of the intraocular lens in the capsular bag, in adult patients with pre-existing corneal astigmatism of > 0.75 diopters and without pre-existing macular disease. Our system has also received the CE mark and marketing approval in Mexico for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error, including for -2.0 to + 2.0 diopters of sphere and -3.0 to -0.50 diopters of cylinder and by changing lens curvature to introduce controlled amounts of spherical aberration (+/- 1 micron) and center near add (up to 2.0 diopters). We are currently focusing our commercial efforts in the United States. Our commercial strategy is focused on a “razor and razor blade” model through which we aim to drive new customer adoption, which generally begins with the sale of an LDD, and then help the customer incorporate the LAL into their practice to drive utilization and premium procedure growth. We believe this commercial strategy over time may provide a degree of predictability in terms of our commercial growth and a consumable revenue stream from sales of our LALs. We are currently focused on driving adoption with surgeons performing a high volume of premium cataract procedures. According to the 2021 Premium Cataract Surgery Market Report approximately 10,000 surgeons perform cataract surgeries in the United

States and we estimate that as many as 3,000 surgeons performed approximately 70% to 80% of the premium procedures in the United States in 2021. We believe this provides an attractive and concentrated market opportunity addressable with a focused sales force. We currently employ a sales team that, as of December 31, 2021, includes 18 LDD sales personnel and 14 LAL sales personnel, and a group of 55 clinical specialists, field service, customer service, and marketing personnel. While we intend to initially focus our growing commercial efforts in the United States, in the future, we may selectively pursue commercial expansion in Canada, Japan, Europe, Australia or other geographies with significant market opportunity for premium IOLs.

Our near-term research and development activities are focused on enhancements to the RxSight system to improve the patient and doctor experience, expand the range of patients that can be treated as well as expand its indications. We believe that over time, our adjustable lens solution can be used to address a broad range of cataract surgery patients, including those that would otherwise elect for a conventional cataract procedure today. Our vision is that a vast majority of the patients and surgeons that undergo or perform a cataract surgery procedure, will elect to use our RxSight technology that provides a customizable solution delivering better visual outcomes.

Our success factors

We are focused on establishing our RxSight system as the standard of care for premium cataract surgery and providing a solution that doctors and patients can trust to deliver optimal visual outcomes without unwanted visual side effects. We believe our key success factors include:

•
First and only commercially available IOL technology that allows customization and optimization of patient vision after surgery. We have developed our RxSight system over the last 20 years and have incorporated expertise and proprietary technologies across multiple disciplines, including optics, material science, chemistry, software and hardware engineering. Our LAL uses a proprietary silicone formulation that enables changing the mechanical and optical properties of the lens following implantation. Unlike other currently available IOLs, the vast majority of which are made from acrylic, the LAL contains both long and short silicone polymers, along with other photo-active compounds that enable permanent polymerization of the silicone post-operatively using UV light. Our LDD uses proprietary software and algorithms to deliver a short UV exposure treatment that polymerizes specific portions of the lens that allows doctors to adjust spherical and cylindrical refraction in 0.25 diopter increments, similar to the adjustment increments used to refract patients for glasses or contact lenses, as well as in other refractive procedures like LASIK. We believe our commitment to innovation, extensive technical capabilities, and world-class engineering teams will enable us to deliver future product enhancements and expansion of indications for our platform. Certain aspects of our RxSight system are protected by our portfolio of patents. As of January 31, 2022, we owned or exclusively in-licensed approximately 24 issued U.S. patents, 19 issued patents outside the United States, 10 pending non-provisional U.S. patent applications, 20 pending foreign patent applications and four pending Patent Cooperation Treaty applications.
•
Superior visual outcomes and premium IOL experience for patients. In the pivotal study that formed the basis for our FDA approval, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity for our LAL was 70.1%. This compares favorably to the results of pivotal studies with similar study designs and patient populations that supported FDA approval of Alcon’s Acrysof Toric (38.4%), and J&J’s Tecnis Toric (43.6%). Additionally, LAL patients reported a low rate of glare or halo, visual side effects that are frequently reported with presbyopia correcting IOLs. We believe our system also delivers a premium experience for patients by shifting patient decisions from before surgery (after which they are difficult to change) to after surgery, when patients work with their doctors to dial-in their optimal visual acuity, thereby lowering the likelihood for remedial or secondary corrective procedures. We believe these qualities will lead to broad commercial adoption of the RxSight system.
•
Attractive value proposition for doctors. We believe the RxSight system provides a myriad of benefits for doctors that will help facilitate adoption and incorporation into their clinical practice. The clinical benefit of “dialing-in” to achieve superior visual outcomes after the procedure will give doctors more confidence to recommend a premium IOL solution that can meet patients’ expectations. This can provide economic benefits by empowering doctors to grow their practice by increasing the number of premium IOL surgeries, which generally have higher revenue and profit margin than conventional procedures. Over the longer term, we also believe that using our technology can help drive patient referrals to the practice. We designed and are offering our LDD at a price to create an attractive return on investment for our customers over a reasonable period of time. For example, an online, third-party survey by Haffey & Company of 15 practices that use the RxSight system revealed that LAL procedures were sourced from all other categories of other IOLs and were well balanced across monofocal, astigmatism-correcting and presbyopia-correcting IOLs. Based on an average of 16 LAL cases per month at these practices, a payback period of five months for the purchase price of the LDD was seen. Using lower national average selling prices for astigmatism-correcting and presbyopia-correcting IOLs and a monthly procedural volume of only six cases resulted in a payback period of 18 months for such practices. Following the payback period, practices continue to reap the financial benefits of converting patients to the higher revenue RxSight procedure. Our RxSight system also offers several practice and workflow benefits. Because the RxSight is a versatile lens that can be used to address a wide variety of different patients and their needs, we believe doctors can use the LAL as their primary and first choice of premium IOL, rather than having to choose between, and hold in inventory, different IOLs to address different patient needs. The RxSight implantation procedure is a familiar industry standard IOL implantation procedure and the light adjustment procedure is easy to learn, which we believe will help lower barriers to adoption.
•
Large and growing IOL market underpenetrated within broader IOL industry. Cataract surgery is the most common surgical procedure in the United and worldwide, with over 29.7 million procedures performed globally and 4.7 million procedures performed in the United States in 2021. While 60% of cataract patients rate being spectacle free after cataract surgery as extremely important, in 2021 premium procedures were 9% and 15% of the total procedures performed worldwide and in the United States, respectively. According to the Market Scope 2021 Premium Report, revenue for premium IOLs was approximately $562 million in the United States and $1.5 billion worldwide in 2021 and is expected to grow at a CAGR of 11% and 12%, respectively, through 2026. We believe our RxSight system addresses key limitations that have slowed adoption of premium cataract procedures and premium IOL market growth. We believe there is an opportunity to not only gain share in the premium IOL segment of the market but also increase penetration of premium IOLs in the broader IOL market, by converting doctors as well as patients with astigmatism currently electing for conventional cataract surgery.
•
Primarily out-of-pocket, cash-pay procedure, which we believe makes the premium IOL market less sensitive to reimbursement. The premium IOL market benefits from well-established and attractive payment dynamics with, we believe, limited reimbursement risk. In the United States, healthcare payors typically reimburse the surgeon and facility fee, which represent a fraction of the total procedure cost, while patients pay the surgeon an additional fee, which accounts for a significantly larger component of the total cost. Patients have traditionally demonstrated a willingness to pay the incremental out-of-pocket fee to achieve differentiated visual outcomes associated with premium IOLs and premium-cash pay ophthalmic procedures, such as LASIK, are well established. Given the unique benefits and advantages of the RxSight system, we believe customers will find our value proposition to be compelling and affordable in the context of other premium IOL offerings available today.
•
Concentrated potential customer base, addressable with a focused commercial organization. We are initially focusing our commercial efforts in the United States and on driving adoption with doctors performing a high volume of premium cataract procedures. According to the 2021 Premium Cataract Surgery Market Report approximately 10,000 surgeons perform cataract surgeries today in the United States, and we estimate that as many as 3,000 surgeons performed approximately 70% to 80% of premium IOL procedures in the United States in 2021. We believe this concentrated nature of the premium IOL customer base is easily addressable with a focused sales force and lends itself well to our “razor and razor blade” business model, which is focused on winning customers and driving increased utilization of our LALs. Our direct sales team currently includes 18 LDD sales personnel, 14 LAL sales personnel, and a group of over 55 clinical specialists, field service, customer service, and marketing personnel that covering the United States.
•
Proven management team with a track record of establishing adoption of multiple innovative technology platforms in ophthalmology. Our leadership team has extensive experience in scaling ophthalmology businesses, guiding them through the development, approval, launch and commercialization of transformative medical devices. The team is well complemented by leaders with extensive experience in the full product lifecycle including designing and developing new technologies, collaborating closely with regulatory agencies, identifying the appropriate path to market and subsequently attracting and effectively managing sales and marketing talent. Members of our team have previously worked with leading ophthalmology medical technology companies including Chiron, IntraLase Inc., eyeonics Inc. and LenSx Lasers Inc.

Our growth strategies

Our vision is that a vast majority of the patients and doctors that undergo or perform a cataract surgery procedure will elect to use our RxSight technology that provides a customizable solution delivering better visual outcomes. Our growth strategies to achieve this vision include:

•
Strategically expanding our salesforce and marketing activities. We launched the RxSight system in the third quarter of 2019. As of December 31, 2021, we have grown our commercial team to include 18 LDD sales personnel, 14 LAL sales personnel, and a group of over 55 clinical specialists, field service, customer service, and marketing personnel. Our LDD sales personnel are focused on selling the LDD and establishing doctor relationships, and our clinical specialists, field service and customer service personnel are responsible for installing and training on the use of the LDD, and the LAL sales personnel are focused on continuing fostering patient and doctor education, increasing penetration in each account and assisting with patient flow processes for our RxSight system. While we believe a large proportion of our target market is concentrated within a group of high volume cataract surgeons and addressable with a focused commercial effort, we plan to continue to add highly qualified personnel to our commercial organization, with a strategic mix of sales personnel, clinical specialists, to drive further awareness and penetration within our target doctor base performing premium cataract surgeries. As our customer base continues to grow, we also expect to accelerate marketing initiatives and professional education, including training on best practices and techniques.
•
Establishing new customers and growing our installed base of LDDs. We believe our novel technology provides a differentiated value proposition to doctors as well as patients and provides us the opportunity to both gain market share in the premium IOL market as well as increase the penetration of premium IOL surgery in the broader cataract surgery market. Our initial focus is to grow our market share by winning customers within the as many of the 3,000 cataract surgeons that perform a high volume of premium IOL procedures in the United States. To do so, we aim to convert these doctors to the RxSight system by highlighting the clinical, economic and workflow benefits of our solution over other premium IOL technologies. We also intend to address the broader universe of the remaining approximately 7,000 doctors that may perform only a small portion of premium procedures or only perform conventional cataract surgery. We will address this customer universe by promoting broader awareness at industry conferences and tradeshows and highlighting the practice building and economic benefits of our solution, its ease of use, as well as the improved visual outcomes. We are investing in professional education, additional clinical studies and registries that expand our evidence base, facilitating peer-to-peer dialogue and forums and communicating the benefits of our technology through marketing initiatives, publications and podium presentations. We believe that as more patients and doctors gain confidence in our technology, this will drive broader adoption, awareness and confidence amongst the industry to adopt, use and recommend our technology.
•
Increasing the utilization of our LALs by empowering doctors to grow their practices. Following winning a customer account, we aim to drive increased utilization of our LALs by helping our customers build their practices. We believe this will ultimately result in a growing consumable revenue stream from sales of our LALs. Our team of clinical specialists, field service and customer service personnel are focused on helping our customers be successful with our solution. In addition to personnel support, we provide doctors with marketing materials, such as patient brochures, literature and digital content for website and social media promotions. We also provide ongoing training to doctors on new technology features and developments and education on the benefits of our solution for patients.
•
Investing in system enhancements to meet the evolving needs of doctors as well as patients. We will continue to enhance our RxSight system to improve the patient and doctor experience, which we expect will help drive adoption. Since our commercial launch, we have implemented a number of impactful product enhancements across our hardware and software platforms, including increasing the range of available LAL powers, modifying the LAL to improve image quality, reducing the margin of residual refractive error, developing new UV spectacles with improved aesthetics and usability and adding a photosensitive anterior layer to help protect the lens from unwanted UV exposure. Our near-term product enhancement efforts are focused on improving ease of use, functionality, cost and efficiency. For example, we are at an advanced stage of development with a working prototype of a lower cost version of the LDD, which we believe will help increase its affordability to lower volume premium IOL practices and facilitate broader adoption across the ophthalmic surgery community. It is anticipated that this lower cost LDD would require a 180 day PMA Supplement for approval in the United States and will require CE Mark certification through a notified body for registration in the European Union.
•
Expanding the RxSight system’s indications to address additional patients and procedures. We believe our RxSight system is a platform technology that can be used to address a substantial portion of the IOL market. Since our initial FDA approval in November 2017, we have received eighteen supplemental approvals that enable the RxSight system to meet evolving customer needs. These approvals include increasing the range of LAL powers, treatment of lower amounts of residual astigmatism, allowing an optional third refractive adjustment, the introduction of ActivShield to provide additional UV protection from ambient UV sources and improved surgical tools.
•
Growing our commercial operations in international markets. While our current commercial focus is on the large opportunity within the United States, we believe the RxSight system offers compelling benefits for the large population of cataract patients in international markets. According to the 2021 Premium Cataract Surgery Market Report, over 70% of the premium IOL procedures in 2021 were outside the United States. Our system has CE Mark approval and approval in Mexico for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. We may selectively pursue commercial expansion in these or other geographies that accept these approvals in the future, with a priority on markets where we see significant potential opportunity. New approvals may also be sought in large cataract markets with more complex regulatory processes in Asia.
•
Scaling our business to achieve cost and production efficiencies. We expect to realize operating leverage through increased scale efficiencies as our commercial operations grow. We have executed a number of design and manufacturing process improvements to streamline both LAL and LDD production, and have developed a lower cost to manufacture LDD, which has been submitted to the FDA for approval. We are also concurrently executing on our strategy to optimize our diverse supply chain and to develop second sources from less expensive suppliers. We anticipate that the combination of these strategies will drive margin improvement in the future when introduced into production and offered for sale.

Our market and industry

Overview of cataracts

Cataracts are an irreversible and progressive ophthalmic condition in which the eye’s natural lens loses its original transparency and increasingly obstructs or otherwise interferes with the passage of light to the retina, leading to loss of vision and (in advanced cases) to blindness. While there are multiple causes of cataracts, most are age-related. Cataracts affect approximately 50% of all adults by the age of 60 with prevalence continuing to increase with age. As cataracts progress, they also can increase the eye’s sensitivity to light, particularly at night. Cataract formations occur at different rates but affect both eyes in most cases. According to the National Eye Institute, cataracts are the leading cause of blindness worldwide, despite the availability of effective surgical treatment.

Cataract patients are also often burdened by other common visual disorders, such as refractive error and presbyopia. Refractive errors, caused by mismatches in the focusing power of the anterior structure of the eye (cornea and lens) that prevents proper focus of light onto the retina, includes myopia (near-sightedness, or the inability to see clearly at distance), hyperopia (far-sightedness or the inability to see clearly at close up) and astigmatism (distorted vision at all distances). Astigmatism generally is caused by an imperfection in curvature of the cornea. Presbyopia typically occurs in middle age and is caused by the loss of accommodation (flexibility) of the lens of the eye, resulting in the gradual loss of the eyes’ ability to focus on nearby objects.

Amongst the common visual disorders, cataracts are unique in that they cannot be treated non-invasively with eyeglasses or contact lenses. Most patients are typically diagnosed with cataracts during a routine annual visit to their optometrist (“OD”) or ophthalmologist. Once a patient has been diagnosed with cataracts, eyeglasses may help improve vision temporarily; however, surgery is usually recommended to replace the affected natural lens and the OD may refer the patient to a cataract surgeon.

Overview of cataract surgery

Cataract surgery is the most common surgical procedure in the world. In 2021, according to the Market Scope 2021 Premium Report, 29.7 million cataract surgeries were performed globally, of which 4.7 million were performed in the United States. The number of cataract surgeries performed globally and in the United States is expected to continue to expand as the population over 60 years old is expected to double by 2050, increasing from 962 million (13% of the total population) in 2017 to two billion (21% of the total population) by 2050.

Cataract surgery involves replacement of the patient’s natural cloudy lens with a clear artificial IOL. Cataract surgery is often bifurcated into two procedure categories, conventional and premium, delineated by the type of lens used during surgery. In conventional cataract surgery, the patient receives a monofocal IOL implant, which is designed to provide vision at one pre-defined distance without correction for other visual problems that often affect cataract surgery patients such as corneal astigmatism and presbyopia. Nearly all patients undergoing conventional cataract surgery will need to rely on glasses to achieve the best distance, intermediate and near vision. Premium cataract surgery involves the use of premium IOLs which are designed also to correct for corneal astigmatism and/or presbyopia. The most commonly used premium IOLs in the market today include multifocal, EDOF and toric lenses. These product offerings reduce the need for spectacles relative to conventional IOLs, but still impose trade-offs with respect to their ability to provide spectacle-free near, intermediate and distance vision.

When preparing patients for cataract surgery, surgeons must have a comprehensive understanding of available IOL options and how to best match a patient to the technology that fits their priorities. Patient decisions are based on a number of factors and tend to be heavily influenced by surgeon recommendations as well as the individual patient’s motivation for spectacle independence as well as willingness to tolerate side effects. During an initial consultation, cataract surgeons often ask patients to fill out a survey regarding their vision experiences and expectations to determine if the patient is a good candidate for a premium IOLs. If the patient is deemed to be a candidate, the surgeon then helps select the appropriate IOL based upon the patient’s lifestyle and therefore the type of vision they most value (i.e., near, intermediate or distance). Significant time is often required to educate patients on the various trade-offs with respect to the visual outcomes associated with each type of premium IOL. Following the patient consultation, surgery is usually scheduled within several weeks or months.

Prior to surgery, the surgeon will have the patient’s eyes measured using one or more diagnostic devices that help the surgeon predict the lens focusing power best suited to achieve the optimal postoperative outcome. Focusing power, expressed in diopters (D), refers to how a lens focuses light to a point (spherical power) or a line (cylindrical or astigmatic power). Accurately predicting lens power is critical to reducing postoperative residual refractive error and delivering the best possible visual outcome.

Once surgery begins, the clouded lens is usually removed through a process known as phacoemulsification. During phacoemulsification, an ophthalmic surgeon makes a small surgical incision in the cornea and inserts an ultrasonic probe that breaks up, or emulsifies, the clouded lens while a hollow needle removes the pieces of the lens. After the cataract is removed, the surgeon inserts the replacement IOL through the same surgical incision. In the United States, cataract surgery is commonly performed in the outpatient setting, such as an Ambulatory Surgery Center (“ASC”), by an ophthalmologist specializing in cataract surgery and often requires only 5 to 15 minutes to complete the procedure. Typically, the patient returns a day after surgery to have their eye evaluated and ensure healing is underway. After approximately one month, patients that received a conventional lens usually return to their optometrist to be fitted for glasses. Patients that selected premium IOLs but are unsatisfied with their visual results may be fitted for glasses or elect for a secondary, remedial procedure.

Illustrated below is an eye before cataract surgery. In Image #1 the surgeon has made a small surgical incision in the cornea and has inserted an ultrasonic probe to break up the clouded lens while the hollow needle (at the tip) removes the pieces of the lens. Image #2 illustrates the eye after the cataract is removed and the surgeon inserts the replacement IOL through the same surgical incision. Image #3 illustrates the new lens before the surgical incision is closed.

In the United States, a healthcare payor (primarily Centers for Medicare and Medicaid Services (“CMS”)) typically provides reimbursement of approximately $500 for a surgeon fee and approximately $1,000 for a facility fee, which includes a conventional IOL. Accounting for reductions in CMS reimbursement and for inflation, reimbursement has decreased two thirds since 1991. The surgeon fee covers all pre-operative cataract testing, the cataract operation and follow-up care for three months. In premium cataract surgery the healthcare payor (primarily CMS) also reimburses the same surgeon and facility fees, but the patient pays the surgeon an additional fee of approximately $1,500 for a toric IOL and an average of up to $6,500 for other premium lenses, which includes the cost of the premium IOL.

Our market opportunity

In 2021, conventional cataract surgery represented 90% of procedures worldwide and 85% of procedures in the United States; however, revenue for the premium IOL market is approximately 31% of the total IOL market, due to higher lens pricing, and is expected to grow significantly faster. According to the Market Scope 2021 Premium Report, the conventional IOL market revenues were approximately $4.8 billion worldwide in 2021 and is expected to grow to $6.8 billion in 2026, a CAGR of 7.2%. In 2021, premium IOL revenue was approximately $562 million in the United States and $1.5 billion worldwide and is expected to grow at a CAGR of 11% and 12%, respectively, through 2026. The premium cataract surgery market is expected to grow at a meaningfully higher rate than the conventional cataract surgery market due to a number of factors including the growing number of patients who prefer to be spectacle-free post-surgery, technological innovations in premium IOLs, increased access to healthcare and rising disposable income. Premium cataract procedures are also between 10 and 15 times more profitable for doctors and ophthalmology practices than conventional cataract procedures and less impacted by changes in reimbursement because patients are required to pay out-of-pocket to cover the full or incremental costs of premium cataract procedures (depending on the country), while healthcare payors typically cover the full cost of conventional cataract procedures.

We believe there is an opportunity to not only gain share in the premium IOL segment of the market but also increase penetration of premium IOLs in the broader IOL market, by converting doctors and patients currently electing for conventional cataract surgery. While 60% of cataract patients rate being spectacle free after cataract surgery as extremely important, in 2021, premium IOLs represented approximately 9% and 15% of the procedures worldwide and in the United States, respectively. We believe that the premium cataract surgery market remains underpenetrated due to both doctors’ reluctance to recommend premium IOL offerings to the full universe of eligible patients and patients’ confusion in assessing the tradeoffs associated with the wide range of commercially available premium IOL offerings. Furthermore, we believe current premium IOL offerings often cannot deliver on patient expectations with respect to the patient’s ability to see at near, intermediate and far distances without reliance on spectacles.

We are currently focused on further driving awareness and penetration of our system in the premium cataract surgery market, and in the near term, are primarily focusing our commercial efforts on our RxSight system within the United States. We believe this is the most compelling market given the large population of individuals above the age of 60 that are covered by health insurance, the concentrated base of cataract surgeons experienced with premium IOL offerings, the high gross domestic product per capita and the favorable US healthcare reimbursement system which has a well-established history of covering a portion of the cost for cataract surgery.

Overview of non-adjustable premium IOLs and their limitations

Premium IOLs are designed to correct for the shortcomings of conventional monofocal lenses by correcting for the additional visual problems of astigmatism and/or presbyopia. Astigmatism occurs when there is imperfection in the curvature of the cornea, resulting in blurred distance and near vision. Presbyopia is the gradual loss of the eyes’ ability to focus on nearby objects. Individuals usually begin to experience the effects of presbyopia in their early 40s.

The two primary categories of alternative premium IOLs are presbyopia-correcting IOLs, which include multifocal and EDOF lenses, and astigmatism-correcting, or toric, lenses. Each type of lens offers its own unique set of benefits but also trade-offs.

•
Presbyopia-Correcting IOLs
•
Multifocal Lenses. Multifocal lenses have two or more corrective zones, which allow the patient to receive focused light from different distances. Although multifocal lenses provide patients with a wider range of vision compared to the standard monofocal IOLs, multifocal lenses split light across the multiple corrective zones on the lens, sometimes impacting the patient’s visual quality. For example, approximately 2-3 times as many patients who choose a multifocal lens over a monofocal lens experience side effects such as glare and halos, as well as reduced contrast vision, which are especially problematic in dim and low light situations such as driving at night. For some patients these become more pronounced and can lead to explantation (removal of the IOL and replacement with another type of IOL).
•
EDOF Lenses. Unlike multifocal lenses, EDOF lenses have only one corrective zone; however, they create an elongated focal point that allows for a broader range of vision, although patients will still often require glasses for distance and near vision. EDOF lenses will still typically result in glare and halos, as well as reduced contrast vision, although generally less severe than those experienced with multifocal lenses.
•
Astigmatism-Correcting or Toric Lenses. Toric lenses correct for astigmatism, a condition in which the cornea is not uniformly curved leading to distortion of near and distance vision. According to the Market Scope 2021 Premium Report, approximately 70% of the population has clinically significant astigmatism of 0.5 diopters or more. Corrective toric lenses can provide additional distance, intermediate or near vision correction depending on the power of the lens selected and if their optical design incorporates either multifocal or EDOF features. However, according to the same the Market Scope 2021 Premium Report, surgeons only attempt to correct astigmatism approximately 70% of the time and approximately 60% of cases use toric lenses. Survey results on the reason for the low adoption rate include poor precision in correcting astigmatism and the requirement of expensive diagnostic equipment.

On the two most recently published by the European Society of Cataract and Refractive Surgeons (the “ESCRS”) clinical trend surveys, 44% of surgeons and 36% of surgeons reported factors that discourage them from offering premium IOLs due to concern over nighttime vision and loss of contrast sensitivity, respectively. A key limitation of alternative premium IOLs is that they cannot be adjusted after the surgery and, as such, require the patient to commit to a desired visual outcome prior to the procedure. However, in discussing vision optimization options with patients ahead of the procedure, it is not easy to demonstrate different visual outcomes to patients with cataracts. Once a premium IOL is selected, another key limitation is the ability of the surgeon to implant the IOL with the level of accuracy required to deliver the patient’s expected outcome. Because the lens power of alternative premium IOLs cannot be changed after implantation, doctors typically spend a great deal of time on preoperative measurements to estimate the most suitable lens power for the patient; however, the same diagnostic tests and predictive formulae used for selecting the spherical power of the premium IOL are also used for conventional IOLs. Additionally, the incision made to remove the cloudy lens and insert the IOL along with the resultant healing process often results in the creation of additional levels of astigmatism, which cannot be predicted with precision before cataract surgery. A separate LASIK procedure is the most common surgical procedure to correct any residual visual errors following the cataract procedure.

We believe that the need to commit to a visual outcome before surgery combined with the limited ability to adjust following the procedure are key factors contributing to the low levels of penetration of premium cataract surgery. When expectations regarding postoperative visual acuity and spectacle independence are not met, patients are often disappointed. As a result, surgeons are often less willing to recommend existing premium IOLs to their patients.

Our solution

We designed our RxSight system to address the shortcomings of existing premium IOL technologies and provide a solution that doctors can trust to improve visual outcomes. We began commercializing our solution in the United States in the third quarter of 2019 and are focused on establishing the RxSight system as the standard of care for premium IOL procedures. As of December 31, 2021, we had an installed base of 206 LDDs in ophthalmology practices, and since our inception almost 17,000 surgeries have been performed with our system.

Overview of the RxSight system

Our RxSight system is the first and only FDA-approved IOL technology that enables doctors to customize and optimize visual acuity for patients after cataract surgery. With the RxSight system, the doctor performs a standard cataract procedure to implant the LAL, determines refractive error with patient input after healing is complete, then uses the LDD to reshape the LAL to achieve the patients’ desired vision outcomes. Our RxSight system is comprised of two key components, along with other intraoperative and postoperative accessories:

•
RxSight Light Adjustable Lens: The LAL is our proprietary IOL that can be adjusted postoperatively to improve uncorrected visual acuity. Our novel IOL is made of special photosensitive material that changes shape and power when a specific pattern of UV light is delivered from the LDD.

•
RxSight Light Delivery Device: The LDD is our proprietary office-based light treatment device that delivers UV light in a precisely programmed pattern to induce a predictable change in the shape and refractive properties of the LAL, enabling surgeons to precisely modify the LAL based on the visual correction needed to achieve the patient’s desired vision after cataract surgery.

Our foundational technology

We have developed our RxSight system over the last 20 years and have incorporated expertise and proprietary technologies across multiple disciplines, including optics, material science, chemistry, software and hardware engineering. The proprietary RxSight technology that enables post-operative adjustability is based on the principles of photochemistry. The LAL is made of a photosensitive material that changes shape and power when a specific pattern of UV light is delivered to the LAL.

Our LAL, which we manufacture using our proprietary silicone formulation, leverages the unique material properties of silicone. A silicone molecule consists of an inorganic silicon-oxygen backbone, which is a chain of alternating silicon and oxygen atoms with an attached side group, which is a pair of organic molecules bonded to each silicon atom in the chain. Through a process called polymerization, silicone monomers (short chain molecules) are reacted together to form silicone polymers (long chain molecules), which may be cross-linked at multiple points resulting in three-dimensional, rather than linear, structures. By varying chain length, attached side group and cross-linking design, silicone polymers can be tailored to have unique properties, leading to their broad use across a wide array of applications. We have developed a novel application of silicone to optimize the mechanical and optical properties of IOLs in order to improve vision in patients following cataract surgery.

To create the LAL, we use a composition of silicone polymers and monomers, the latter which we call “macromers”, mixed with photo-active molecules and other compounds. The initial composition of our lens material is a viscous liquid that is thermally cured in a lens mold. Thermal curing and photopolymerization use temperature and ultraviolet light, respectively, to initiate and propagate a polymerization reaction. To avoid polymerizing the macromers in the composition, the thermal curing is performed at a low temperature. The partial polymerization of the LAL results in a solid but soft silicone lens, leaving the photosensitive macromers unpolymerized and distributed throughout the lens. While the resulting lens is optically clear, the macromers and photo-active molecules remain free to continuously move within the lens.

After packaging and sterilization, the LAL is ready to be implanted as part of a standard cataract surgical procedure to replace the patient’s natural lens. Once wound healing is complete, a short exposure of UV light is applied to the LAL to adjust the refractive properties of the lens. When the UV light is directed to a specific portion of the lens, the exposed macromers in that portion of the lens are polymerized and become stationary. This creates an excess concentration of free macromers in the unexposed portion of the lens and sets up a diffusion gradient over which the unpolymerized macromers move from the concentrated area to the less concentrated area. Over the next one to two days, the unpolymerized macromers redistribute across the lens to achieve a uniform distribution. The redistribution of the macromers causes the exposed portion of the lens to swell relative to the unexposed portion of the lens, enabling refractive power change.

The movement of the macromers causes a highly predictable change in the curvature of the lens. If the central portion of the lens is exposed to UV light, unpolymerized macromers in the periphery of the lens move into the central portion. As a result, the central portion of the lens swells, creating a lens shape for correction of hyperopia. Conversely, if the periphery of the lens is exposed to UV light, unpolymerized macromers in the central portion of the lens migrate into the periphery. As a result, the periphery of the lens swells, creating a lens shape for correction of myopia. In addition to spherical correction for myopia or hyperopia, customized cylinder adjustments along any axis of the lens can be targeted to correct for astigmatism.

The table below illustrates the photopolymerization process that results in the change to the curvature of the lens:

To achieve the desired refractive change in the LAL, our LDD uses proprietary software and algorithms to deliver a short UV exposure treatment that polymerizes specific portions of the lens according to a predefined pattern of light, called a nomogram. Nomograms allow for adjustment of spherical and cylindrical refraction in 0.25 diopter increments, like the adjustment increments used to refract patients for glasses or contact lenses, as well as in other refractive procedures like LASIK, which has similar refractive accuracy. Designed for placement in the doctor’s office, the LDD is a combination of a standard slit lamp and a digital light projector. The slit lamp portion allows the doctor to see inside the patient’s eye and align the light beam with the LAL. The digital light projector portion projects an image onto the LAL using DLP technology that has approximately 250,000 micro mirrors that are electronically activated to represent an image stored in memory.

Each UV light treatment consumes only a portion of the macromers in the lens, allowing the LAL to be adjusted multiple times. This process can be repeated up to 3 times over a period of several weeks, until the patient and doctor are satisfied. The entire lens is then polymerized to provide a stable correction. After adjustment light treatments are completed, one or two lock-in light treatments are applied to consume all remaining macromers and photo-active compounds. After the final lock-in treatment, the lens power can no longer be adjusted.

Our approach

With the RxSight system, the surgeon first performs a standard cataract implant procedure, replacing the patients’ natural lens with the LAL. Following the surgery, after a healing period of 2 to 3 weeks, the patient returns to the doctor’s office and undergoes a standard post-operative refraction. Using a traditional phoropter and vision chart, the clinician determines the refractive error and the prescription required to give the patient the best vision. However, rather than giving the patient a prescription for glasses, the clinician inputs the prescription into the LDD’s graphical user interface. The patient’s eye is then dilated, and a contact lens is applied to the eye when they are seated in front of the LDD for a light treatment. Based on the prescription input, the LDD generates a programmed, predetermined exposure of UV light. For a period of between 30 seconds and 2.5 minutes, the light painlessly and non-invasively re-shapes the LAL IOL in the eye, to correct the measured refractive error. The entire procedure takes approximately 3 to 5 minutes. The patient then returns approximately three to five days later for additional possible light treatments to adjust their vision as desired or to lock-in the lens. Although a patient can receive up to three adjustments, the average number of adjustments in our clinical trial was 1.6.

The RxSight system enables a fully interactive and iterative process to optimize visual acuity with patients able to compare possible vision outcomes based on their unique preferences and lifestyle requirements before selecting a final prescription for their adjustable lenses. In clinical practice since FDA approval, approximately two thirds of patients undergoing multiple adjustments have requested a change from their original spherical target highlighting the importance of adjustability and customization. From the time of surgery until 24 hours after the LAL is locked in, the patient is required to wear ultraviolet (UV) light protective glasses, as unprotected exposure to light can cause uncontrolled changes in the LAL. The patient may remove the glasses for sleeping, showering and applying eye drops as long as they are not exposed to sunlight.

Blended vision approach with RxSight

In clinical practice, doctors often use the enhanced accuracy and precision of the LAL, as well the ability to customize the correction in each eye after surgery, to improve upon the commonly used blended vision approach to presbyopia treatment. Blended vision (sometimes referred to as monovision or mini-monovision) is commonly selected by presbyopic patients without cataracts as a means to achieve spectacle independence. When used with contact lenses or LASIK, the vision in one eye is corrected more for far-distance, while the other eye is corrected more for near and intermediate distance. This approach is also commonly employed in conventional (monofocal) cataract surgery patients, with nearly 30% of patients receiving blended vision, about three times the rate for presbyopia correcting IOLs. While blended vision using conventional monofocal IOLs can provide improved near and intermediate vision for patients, it is susceptible to the same limitations of accuracy and precision as these IOLs have for distance vision, particularly for astigmatism correction. In addition, patients are very sensitive to which eye is used for near, as well as the difference in focusing power between the two eyes, neither of which can be fully evaluated prior to cataract surgery due to the presence of reduced vision (from the cataract). For all these reasons, doctors often stagger surgery in the two eyes to evaluate outcomes in the first before proceeding to the second.

We believe the LAL offers a number of potential advantages when taking a blended vision approach. First, because the LAL is going to be adjusted postoperatively, there is no refractive benefit to delaying surgery on the second eye. Doctors often choose to perform surgery in each eye within a week so that the LALs can be adjusted together to optimize vision with both eyes simultaneously. Additionally, the LAL reduces residual astigmatism more effectively (even for the most common low levels), which is known to improve blended vision performance. Finally, the LAL’s spherical power can also be adjusted to customize the vision in both the near and distance eye, as well as to minimize the difference between the two. While this difference usually ends up being within a diopter or less, a level that is generally well accepted by patients, there is considerable variability between individuals. For all these reasons, approximately 80% of LAL patients in clinical practice receive some form of blended vision.

Key Benefits for Patients

We believe RxSight offers significant patient benefits relative to other commercially available premium IOLs:

•
Superior vision outcomes. In the pivotal study that formed the basis for our FDA approval, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity for our LAL was 70.1%. This compares favorably to the results of pivotal studies with similar study designs and patient populations that supported FDA approval of Alcon’s Acrysof Toric (38.4%), and J&J’s Tecnis Toric (43.6%).
•
Post-operative customization. In contrast to alternative conventional and premium IOL solutions, our system enables patients to preview and compare possible vision outcomes after surgery based on their unique preferences and lifestyle requirements before they select a final prescription for their adjustable lens. With up to 3 possible light treatments, patients can dial-in their optimal visual acuity through an interactive and iterative process. After the initial light treatment, patients trial their vision for 3 to 5 days. Patients may then return for additional light treatments to adjust their vision as desired or to lock-in the lens.
•
No increase in glare and halo. Our LALs do not induce higher rates of glare and halos compared to monofocal IOLs. In contrast, multifocal IOLs, generally relied upon to improve near vision, are associated with a higher incidence of unwanted side-effects including reduced contrast sensitivity and increased glare and halos around bright lights. This is true for both multifocal and EDOF IOLs resulting in a significant rate of lens removal of the IOL and replacement with another type of IOL. In FDA studies for the Alcon Panoptix, J&J Symfony and Alcon Vivity lenses, 48.8%, 59.2% and 17.0% of subjects, respectively, reported being bothered by halos postoperatively.
•
Minimally invasive procedure. The RxSight system can reduce the potential for secondary surgical procedures by correcting residual refractive error after surgery using our office based LDD to shape the LAL. With other premium IOLs, a separate LASIK procedure is generally the only way to correct for residual visual errors following the primary cataract procedure.

Key benefits for doctors

We believe RxSight offers significant benefits to doctors relative to other commercially available premium IOLs, the primary benefits of which include the following:

•
Clear value proposition for patients, allowing doctors to build their premium cataract practices. Rather than having to explain to patients the complicated trade-offs with respect to visual outcomes as well as predict refraction before surgery, the surgeon is able to simply tell the patient that their vision will be corrected post-operatively, similar to receiving a pair of glasses. The doctor can also share the clinical results with the patient, which we believe are compelling and give the patient reassurance that the procedure will provide them with the desired results.
•
Doctor confidence. The clinical benefit of “dialing-in” to achieve superior visual outcomes after the procedure will give doctors more confidence to recommend a premium IOL solution that can meet patients’ expectations. The doctor does not need to decide prior to surgery whether the patient will be particularly sensitive to sub-optimal visual outcomes or side effects (such as glare, halo and loss of contrast). The patient is also unlikely to need a post-operative adjustment such as LASIK to improve the patient’s vision.
•
Fewer intraoperative measurements. Doctors can spend a great deal of time on intraoperative measurements to better estimate the most suitable lens power to implant since the lens power of existing premium IOLs cannot be changed after implantation. With the RxSight system, surgeons are not as dependent on intraoperative equipment for measurements. Instead, the surgeon can focus on the surgical procedure as residual refractive error can be corrected post-operatively with the LDD adjustment.
•
Broad application across different patients’ needs. We offer a single IOL that can address a broad range of patient types and needs, while providing a solution that doctors can trust to improve visual outcomes. For example, according to the Market Scope 2021 Premium Report, surgeons only use Toric lenses in approximately 44% of astigmatism cases, citing poor precision in correcting astigmatism and the requirement of expensive diagnostic equipment. With the ability to correct down to 0.5 diopters of astigmatism in 0.25 diopters steps, the LAL can address a much wider portion of the underserved astigmatic market.
•
Satisfied patients leading to potential referrals. While patients need to wear UV protective glasses for a few weeks, and return for adjustment visits, patients ultimately have reduced dependence on glasses and few side effects. Improved visual outcomes can drive patient referrals and increase the number of premium IOL surgeries, which generally have higher revenue and profit margin than conventional procedures.

We believe these compelling points of differentiation relative to other commercially available premium IOLs offer key benefits for patients and doctors that will drive broad adoption of the RxSight system.

Clinical results and studies

The LAL has close to twenty years of clinical history, dating back to first human implantation in 2002. Prior to FDA approval at the end of 2017, most of the early clinical work was completed outside the United States. During this period, RxSight demonstrated the safety, long term stability and usability of this technology. These early clinical and commercial results led us to formally initiate US clinical studies. We have completed one phase 2 study and our phase 3 pivotal randomized clinical study.

Phase 2 study

In 2010, we completed an FDA Phase 2 study, where 74 subjects had one eye randomly mistargeted during cataract surgery to either -1.00, 0.00, or +1.00 D. Light treatments were performed to address spherical refractive error and 80.8% of the subject eyes achieved a manifest refraction spherical equivalent (MRSE) within 0.50 diopters of target. Three-year follow-up demonstrated excellent long-term safety of the LAL.

Phase 3 pivotal study

Based on these results and the development of light profiles that reduce residual astigmatism, a Phase 3 Pivotal randomized clinical study of 600 subjects was initiated to evaluate the safety and effectiveness of performing light treatments to correct postoperative spherical and cylindrical refractive error. One-year follow-up of subjects from 17 investigational sites was completed on July 20, 2016.

In this study, 391 subjects had the LAL implanted in one eye and the results were compared at the six-month post-operative visit against 193 subjects with a monofocal control IOL implanted in one eye. The LAL met all primary effectiveness endpoints and was approved by the FDA on November 22, 2017 as the first commercially available adjustable IOL. 70.1% of LAL subjects achieved monocular uncorrected distance visual acuity of 20/20 or better compared to 36.3% of the eyes implanted with the monofocal control IOL. In addition to being statistically significantly better than the control IOL, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity was the highest reported for any approved intraocular lens and approximately twice what was observed by the two most popular astigmatism correcting IOLs (38.4% by Alcon’s Acrysof Toric, and 43.6% by J&J’s Tecnis Toric) in similar patient populations in the pivotal studies that led to their approvals by the FDA.

Residual astigmatism was dramatically reduced in the LAL subjects, with 82.4% of LAL subjects having 0.50 diopters or less of manifest astigmatism 6 months after cataract surgery compared to 51.3% of eyes with the monofocal control IOL. This is also significantly better than the performance of both the Acrysof Toric (61.6%) and Tecnis Toric (72.3%) IOLs in similar patient populations in the pivotal studies that led to their approvals by the FDA.

In addition to correcting residual astigmatism, LAL subjects received a correction of residual error in MRSE. 92.1% of LAL subjects were within 0.50 diopters of target (compared to 83.4% observed in the control group). In 2018, the European Database of Cataract Surgery (EUROQUO) showed that of 175,503 subjects, 74.0% of eyes were within 0.50 diopters of target. A survey of 97 LASIK research papers published between 2008 and 2015 showed that out of 65,974 subjects, 90.9% were within 0.50 diopters of target. Thus, the LAL demonstrated superior accuracy to conventional cataract surgery and equivalent performance to LASIK.

During the pivotal study, the residual astigmatism was treated using light treatments that corrected between 0.75 and 2.00 diopters per treatment. After completion of this study, a low astigmatism treatment of 0.50 diopters was developed. Under FDA guidance, we conducted a clinical study of 25 subjects who had exactly 0.50 diopters of residual astigmatism 3 weeks after implantation of the LAL. These subjects were treated with the new light treatment and effectiveness was evaluated 3 months after cataract surgery. On August 7, 2020, the FDA granted us approval to distribute this device improvement based on a mean manifest astigmatism of 0.14 diopters compared to a historical control of 0.40 diopters from a monofocal control IOL.

Reduction in “Outliers”

We believe it is important to interpret the results of clinical studies in the context of the premium lens market. Typically, customers will receive conventional monofocal IOL implantation with a relatively small out of pocket expense. For all premium lenses, however, the patient incurs a significant additional cost, with the expectation of an improved outcome. Therefore, when a patient receives a mediocre or poor outcome (i.e., “outlier” patients), they can be especially disappointed. The three FDA studies presented in Table 1 were conducted to support FDA approval of the listed IOL. While these studies were conducted independently of each other and not as a head-to head comparison, we believe a comparison of the results of these studies is meaningful as they included similar patient populations, study design, follow-up period and study endpoints, as shown in Table 1 below. Importantly, the proportion of these “outlier” patients in the studies was reduced with the LAL with the chance of having significant residual astigmatism (> 1.00 D) or degraded visual acuity (worse than 20/32) ranging from 1.3%-1.5% for the LAL compared to 5.9-16.6% for the other toric IOLs.

Study Lens	LAL	Tecnis Toric	Acrysof Toric
Number of Clinical Sites	17	14	11
Control Lens	Monofocal IOL	Monofocal IOL	Monofocal IOL
Study Lens Sample Size	391	174	244
Control Arm Sample Size	193	95	250
Study Arm Subject Age: Mean [Min, Max]	65.6 [41,80]	69.4 [41,87]	71.2 (N/A)
Study Outcomes	Statistical comparison of means and proportions	Statistical comparison of means and proportions	Statistical comparison of means and proportions
Range of Pre-operative Cylinder	0.75 - 3.50	0.75 - 3.62	0.75 – >2.00
Follow-Up Period for Primary Endpoints (months)	6 M	6 M	6M
Range of Lens Cylinder Refractive Correction	0.75 - 2.00 (per adjustment)	1.03 - 2.74	1.03 - 2.06
Residual astigmatism worse than 1.00 D (%)	1.5%	5.9%	12.3%
UCDVA worse than 20/32 (%)	1.3%	10.9%	16.6%
Study Lens Total Adverse Events	6.4%	6.9%	3.3%
Device Related Study Lens Surgical Re-interventions	1.7%	2.3%	1.6%

Table 1. Comparison of Toric IOL Studies using publicly available data for LAL(P160055), Tecnis Toric (P980040/S039) and Acrysof Toric (P930014/Sl5) IOLs.

Application to blended vision

Light treatment data from the first 2,325 commercially treated LAL’s indicated that nearly 80% of commercial patients received some form of blended vision with a mean target of 1.00 diopters of add in their “near” eye. One of the unique aspects of the LAL is that patients undergo post cataract surgery light treatments during which they can provide feedback to their doctor about their visual preferences as the amount of refractive difference that is well tolerated between the two eyes is very patient dependent. Importantly, LDD data indicates that nearly two thirds of LAL patients elect to change the target refraction in either the near or distance eye compared to the originally selected target treatment, something that would not be possible with a conventional IOL (except through a second surgical procedure such as LASIK). The graph below shows a histogram of initial and final near add targets in LAL subjects.

Figure 1: Distribution of initial and final Near Add of over 2,000 commercial LAL eyes.

Sales and marketing

We sell our RxSight system to cataract doctors and are initially focused on establishing commercial adoption in the United States. We commenced a limited launch in the third quarter of 2019 and full commercial launch in the first quarter of 2020 and are initially focused on surgeons that perform a high volume of premium cataract surgery procedures. The market is relatively concentrated as there are as many as 3,000 cataract surgeons that performed approximately 70% to 80% of the premium cataract procedures in the United States in 2021. These surgeons are typically part of larger ophthalmology practices with multiple cataract surgeons. According to Market Scope, there are approximately 10,000 surgeons that perform cataract surgery in the United States. These surgeons typically have refractive surgery practices offering LASIK and are skilled at selling premium procedures to patients on the basis that they offer better vision outcomes. When establishing new customer relationships with cataract surgeons, we typically enter into a sales contract for our LDD for approximately $120,000 and the LAL for approximately $1,000 and a consignment agreement for our LALs. We are initially focused on selling in the United States, we have also received the CE Mark and regulatory approval in Mexico for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error and may selectively pursue future commercial expansion in Europe or other geographies that represent significant volume opportunity, including key markets in Asia. Market Scope estimates that the United States represents approximately 26% of the global premium IOL procedures and 39% of the global premium IOL market value.

We commercialize our products in the United States through our direct sales team which as of December 31, 2021 includes 18 LDD sales personnel, 14 LAL sales personnel, and a group of over 55 clinical specialists, field service, customer service, and marketing personnel. Our sales personnel generally have relevant experience selling cataract surgery products, as well as medical device service and clinical experience. Our commercial strategy involves a “razor and razor blade” sales model, through which we aim to drive adoption of our RxSight system by increasing our installed base of LDDs, which enable consumable revenues from the sale of our LALs. Our LDD sales personnel, all of whom have previous experience selling IOLs and capital equipment to cataract and refractive surgery practices, are responsible for establishing relationships with doctors and winning new customers. After training at our facility in California our sales personnel are generally proficient to sell the LDD after two to three weeks, assisted, if necessary, by our clinical applications specialists. Our LAL sales personnel are focused on driving utilization of our LALs by helping customers succeed with our products and build their premium procedure practices. These team members are responsible for educating doctors, training the clinic staff, ophthalmologists and surgeon on selling the benefits of our RxSight system to patients, assisting with patient flow processes for our light adjustable lens system, and providing ongoing customer support. Our clinical specialists will train customers on the use of the LDD and follow initial patients at new customers from implant to completion of LDD treatments, ensuring the surgery center, clinic, ophthalmologists, and surgeons are comfortable with the benefits of our RxSight system. While we believe we can cover this concentrated market with a focused sales force, we plan to continue to add highly qualified personnel to our commercial organization, with a strategic mix of sales personnel and clinical specialists, to drive further awareness and penetration with cataract surgeons.

In addition to efforts focused on the high-volume cataract surgeons, we also aim to drive broad adoption with cataract surgeons and to make the RxSight system the standard of care for premium cataract surgery. To achieve this, our commercial organization is focused on driving awareness of the RxSight system through marketing efforts which include promotions at industry and society conferences, podium presentations, publications, social media, and educational webinars focused on highlighting the differentiated benefits of our system. While we believe that most doctors who are experienced with premium IOLs require minimal training to utilize our system, we have also developed a robust education capability for doctors, including tools, training programs and peer-to-peer support to facilitate adoption across doctors with all levels of experience. Because cataract surgery using LALs is largely equivalent to the same surgery used for other IOL products, surgeons only require a one-time training on implantation of our LAL. The surgeon, optometrist and technicians are trained on the use of the LDD. Our clinical training specialist attends the first day the staff conducts the LDD treatments to answer questions and direct the process. The clinical training function is an essential component to properly onboard new customers in the United States and to help existing customers utilize the technology to its full potential. For this reason, all customer operations team functions are fully integrated with our sales team and collaborate on new customer onboarding as well as supporting customers with training of their new personnel, upgrades and new indications for use and on-call questions.

We believe providing ongoing support post-installation is critical to our success in commercializing the RxSight system. We maintain a team of field service engineers, distributed amongst our three core regions, who are responsible for the LDD installation, preventive maintenance and repairs when needed. This team is also responsible for conducting site surveys and ensuring a smooth installation process, typically over a four to five-hour window. The LDD’s reliability has an MTBF (Mean-time-between-failure) of over 215 days, providing a stable uptime. In addition to our field service team, we have an internal customer experience department that directly supports the customer, clinical training specialists and the field service team. We measure our customers’ onboarding satisfaction with an automated customer survey to all participants in the on-boarding training, after the surgeon has completed their first LAL surgery. The survey asks the customer to rate their satisfaction with the overall support and guidance provided by us during the product integration period. Our cumulative surveys, with 268 respondents, compiled as of Q4 2021 indicated 82.5% “Strongly Agree,” and 16.0% “Agree” and 1.5% “not sure” that they were satisfied with the overall support and guidance provided by us during the product integration period. We also elicit, in an open-ended question, suggestions for improvement, with no comments noting a material dissatisfaction with the RxSight system or training. In addition, we conduct a customer satisfaction survey of all customers approximately every 12 months.

Research and development

Our research and development activities are focused on improving clinical outcomes, improving customer experience, expanding our indications for use, reducing manufacturing costs and lifecycle management. Since our initial FDA approval in November 2017, we have received fifteen supplemental approvals including:

•
increasing range of available LAL powers (4.0 — 30.0 diopters from a previous range of 10.0 — 30.0 diopters);
•
corrections of 0.50 diopters of residual refractive error (initial capability was for correction down to 0.75 diopters of residual refractive error);
•
new LAL injector and cartridge for customer ease of use and smaller cataract incision size (less likely to induce corneal astigmatism);

•
new UV spectacles with improved aesthetics and usability;
•
addition of a photosensitive anterior layer that protects the lens from unwanted UV exposure (ActivShield); and
•
Various manufacturing improvements for the LAL and LDD.

Ongoing future development activities are expected to include:

•
reduced dependence on UV protective glasses and patient visits;
•
cost reductions to the LDD; and manufacturing and supply;
•
continued LAL injector and cartridge improvement for surgeon and technician ease of use.

Research and development expenses were $24.5 million and $21.9 million for the year ended December 31, 2021 and 2020, respectively.

Manufacturing and supply

We currently manufacture, assemble, test, and ship our LAL and LDD, and various accessory products including a custom injector system for use with our LAL at our campus of four facilities and approximately 121,000 square feet total in Aliso Viejo, California. We have intentionally pursued a vertically integrated manufacturing strategy offering critical advantages, including control over our product quality and rapid product iteration using strong R&D and quality groups. We believe our current manufacturing capacity is sufficient to meet our current expected demand for at least the next 12 months.

We are registered with the FDA as a medical device manufacturer and are licensed by the State of California to manufacture and distribute our medical devices. We are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR (21 CFR 820). The FDA enforces the QSR through periodic inspections and may also inspect the facilities of our suppliers. We moved to our current Aliso Viejo, California facilities starting in April 2016, all of which have been registered with the FDA, the State of California, and the European Notified Body (British Standards Institution) for the manufacture and distribution of medical devices. The FDA conducted its most recent inspection of our facilities in December 2021.

We have received International Organization for Standardization, or ISO, 13485:2016 certification for our quality management system. ISO certification generally includes recertification audits every third year, scheduled annual surveillance audits and periodic unannounced audits. The most recent recertification and surveillance audit was conducted in December 2021. The last unannounced audit on our facilities was performed in May 2018. We have also received quality system certification to the Medical Device Single Audit Program (MDSAP) to cover the jurisdictions of United States, Canada, Brazil, Japan, and Australia from the British Standards Institution. The MDSAP certification follows the ISO 13485:2016 certification schedule.

The LAL is a silicone intraocular lens made from a proprietary blend of custom chemical components. Chemical component vendors produce the raw materials, which we inspect, blend, further purify, and process, and formulate into uncured silicone blend. Using this uncured silicone, we mold the lens in one of our two Class 7 clean rooms. After curing, the molded lens is inspected and packaged and then sent to a third-party ethylene oxide sterilization vendor. After sterilization, the lens is returned to us for final inspection, packaging, and shipment to customers.

Our LDD is a UV projector medical device, which consists of an anterior segment biomicroscope, computer controllers for performing light treatments, and a biometrically designed patient interface and table. The optics are bonded into their mounts using epoxies, which are then oven cured, assembled into the main optical housing and optimized on a proprietary precision alignment station. The completed optical head is integrated into the table, along with a computer, power supplies and other electro-mechanical parts. We outsource the cables and circuit boards used in the LDD to certified specialty contract manufacturers. The fully assembled LDD is put through an electrical safety and final acceptance test process, and then reviewed by quality control, packaged and shipped directly to our customers for installation.

In addition, to aid the doctor in implanting the LAL, we provide several accessories including a custom insertion system and a contact lens. The insertion system consists of a disposable cartridge and a reusable injector handpiece. The disposable cartridge is processed, inspected, and packaged by us while having ethylene oxide sterilization performed by a third-party vendor. The reusable injector handpiece is manufactured by a third-party vendor and is inspected and packaged by us. We also manufacture, inspect, and package a reusable contact lens for administering UV light treatments. The end user is responsible for performing cleaning and sterilization of the injector handpiece and the contact lens following directions for use and hands on training provided by us. We also provide custom UV glasses that are manufactured by third party vendors, and then inspected and shipped by us from our facilities to our customers.

We use a combination of internally manufactured and externally sourced components to produce the LAL, LDD, custom insertion system, and other accessory products. Externally sourced components include off-the-shelf chemical, materials, microchips integrated into printed circuit boards and cables, sub-assemblies, and custom parts that are provided by qualified and approved suppliers. We also employ a third-party sterilization vendor. Some components are provided by single-source or sole source suppliers. While there are other suppliers that could make or provide any one of our single sourced components, we seek to manage single-source supplier risk by regularly assessing the quality and capacity of our suppliers, implementing supply and quality agreements where appropriate and actively managing lead times and inventory levels of sourced components. In addition, we are currently in the process of identifying and approving alternative suppliers to dual or multi-source certain of our LAL raw materials and LDD components. We generally seek to maintain sufficient supply levels to help mitigate any supply interruptions and enable us to find and qualify another source of supply. Order quantities and lead times for externally sourced components are based on our forecasts, which are derived from historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the materials, sub-assemblies, and parts. In addition, COVID-19 has resulted in manufacturing interruptions at single and sole source suppliers in the United States, European Union, the U.K. and China, which we have been able to mitigate, to date, with selected pre-payment for product, expedite fees, sourcing from alternative suppliers, placing orders for specific chip sets separate from third party suppliers to ensure supply and longer-term orders.

Our suppliers are evaluated, qualified, and approved as part of our supplier quality program, which includes verification and monitoring procedures to ensure that our suppliers comply with FDA and ISO standards, as well as our own specifications and requirements. We inspect and verify externally sourced components under strict processes supported by internal policies and procedures. We maintain a rigorous change control policy to assure that no product or process changes are implemented without our prior review and approval.

Third-party reimbursement and patient billing

Dual aspect payment model

In the United States, the CMS has determined that the additional refractive correction provided by astigmatism correcting and presbyopia correcting (premium) IOLs is not a covered benefit. As described in two CMS rulings (CMS 05-01 and CMS 1536-R), premium IOLs have both a covered and non-covered aspect, providing the framework for the “dual-aspect payment model”. In effect since 2005, this model means that CMS does not reimburse the physician or the facility for the additional costs associated with a premium IOL, while still covering the cost of the conventional IOL procedure. Instead, the patient selecting a premium IOL is responsible for the additional charges from the physician and from the facility that exceed the regular charges for insertion of a conventional IOL that are submitted to CMS by each of these providers. As of 2017, CMS has recognized the LAL as an astigmatism correcting (premium) IOL, making it eligible for the dual aspect payment model. Most commercial payers mirror the Medicare rulings, but this can vary by payer.

Procedure coding and payment

In the United States, we primarily sell our LAL products to ambulatory surgical centers (“ASC’s”) and occasionally to hospitals. These customers in turn bill various third-party payors, such as commercial payors and state and government payors, as well as patients directly for the services provided to each patient.

Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology, or CPT, codes, which are created and maintained by the American Medical Association, or AMA. For cataract surgery, the most common specific CPT codes are 66984

(Cataract surgery with IOL, on stage) and 66982 (Cataract surgery, complex). The facility fees associated with these codes include payment for a conventional IOL, up to $150. A specific HCPCS code is listed on the CMS claim by the facility to indicate use of premium IOL for tracking purposes only (V2787 or V2788 for astigmatism-correcting or presbyopia-correction function of IOL respectively). Similarly, the physician includes HCPCS code A9270 (non-covered item or service) on their claim to Medicare (or another third party) to indicate charges for extended care related to the correction of refractive error.

While an Advanced Beneficiary Notice (“ABN”) or Notice of Exclusion from Medicare Benefits (“NEMB”) is not required, most providers issue an ABN or NEMB to alert patients that CMS (or non-Medicare payers) do not cover the additional charges associated with a premium IOL and to get the patient’s agreement to pay these charges. Patients are then billed directly by the physician and the ASC for these charges. In some cases, the physician bills the patient exclusively and then reimburses the ASC for the additional cost of the Premium IOL.

Commercial payor and government program coverage

While the dual aspect payment model has been in use for over 15 years, the extent to which this model will be used by non-government third-party payors, such as commercial insurance, and managed healthcare organizations may vary. One third-party payor’s decision does not ensure that other payors will also follow this model. As a result, the coverage determination process can require manufacturers to provide additional support for the use of a product to each payor separately. This can be a time-consuming process, with no assurance that the dual aspect model will be applied consistently.

Reimbursement outside of the United States

In international markets, reimbursement and healthcare payment systems also vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In many countries, analogous determinations to the dual aspect CMS ruling have been made, allowing for partial coverage of the cataract procedure by national health systems, with patients paying out of pocket for refractive services associated with the premium IOL. In other countries, such dual billing is not allowed, forcing patients to pay for the entire cost of the cataract surgery and IOL when a premium IOL is used. In such markets, it may be possible for doctors to charge separately for the cost of light treatments, which are not part of the cataract procedure. This method would require a different billing methodology by us than is currently used in the United States, where light treatments are included with the purchase of the LAL. There is no assurance that these methodologies will be allowed or that an adequate level of payment will be established, or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Intellectual Property, License Agreements, and Other Material Agreements

Our success depends in part on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our patent rights, preserve the confidentiality of our trade secrets, operate without infringing, misappropriating or otherwise violating the intellectual property rights of others and prevent others from infringing, misappropriating or otherwise violating our intellectual property rights. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect the products and technology that we consider important to our business. We also rely on know-how and continuing technological innovation to develop and maintain our competitive position.

Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our technology, inventions, improvements and products that are important to the development and implementation of our business. Our patent portfolio covers various aspects of our LDD, LAL and related devices and methods.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. Generally, in the United States, issued patents are granted a term of 20 years from the earliest claimed non-provisional or Patent Cooperation Treaty (“PCT”) filing date. In certain instances, a patent term can be adjusted to recapture a portion of delay by the U.S. Patent and Trademark Office (“USPTO”), in examining the patent application (patent term adjustment, or PTA) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension, or PTE), or both. Additionally, a patent term may be shortened if a patent is terminally disclaimed over an earlier filed patent. However, the life of the patent, and the protection it affords, is limited. In addition, we cannot provide any assurance that any patents will be issued from our pending or future applications or that any issued patents will adequately protect our current and future products. We also cannot predict the breadth of claims that may be allowed or enforced in our owned or in-licensed patents or whether such claims, if issued, will cover our products, provide sufficient protection from competitors or otherwise provide any competitive advantage. Any issued patents that we may own or in-license in the future may be challenged, invalidated, narrowed, held unenforceable, infringed or circumvented.

Our patent portfolio as of January 31, 2022, includes approximately 24 owned issued and non-expired United States patents, 10 pending U.S. non-provisional patent applications, four pending PCT applications, 19 issued and non-expired foreign patents, and 20 pending foreign patent applications. These owned patents, and the patents, if any, that issue from these patent applications are projected to expire between 2022 and 2041, in each case without taking into account any possible PTA or PTE and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of January 31, 2022, we also have exclusively in-licensed approximately five issued and non-expired United States patents and 10 issued and non-expired foreign patents, which patents are projected to expire between 2031 and 2036, in each case without taking into account any possible PTA or PTE and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. These in-licensed patents are owned by the California Institute of Technology, or Caltech, and licensed to us, along with certain related technology, pursuant to our license agreement with Caltech effective as of July 28, 2015, or the Caltech Agreement.

Our patent portfolio, including our owned and exclusively in-licensed issued patents and patent applications, is generally directed to:

•
Our current LAL: Some of the patents directed to our current LAL include, for example, U.S. Pat. No. 9,119,710, which is expected to expire in 2026, U.S. Pat. No. 10,470,874, which is expected to expire in 2026, and U.S. Pat. No. 10,874,505, which is expected to expire in 2033.
•
Our future LAL as contemplated or in development: Some of the patents directed to our future LAL include, for example, U.S. Pat. No. 10,433,951, which is expected to expire in 2037, and U.S. Pat. No. 10,966,819, which is expected to expire in 2037.
•
Our LDD: Some of the patents directed to our LDD include, for example, U.S. Pat. No. 10,864,075, which is expected to expire in 2038, and U.S. Pat. No. 10,932,864, which is expected to expire in 2039.
•
Our lens adjustment procedure: Some of the patents directed to our lens adjustment procedure include, for example, U.S. Pat. No. 10,010,406, which is expected to expire in 2032, and U.S. Pat. No. 10,166,731, which is expected to expire in 2036.
•
Our system accessories: A patent directed to our system accessories includes, for example, U.S. Pat. No. 10,456,240, which is expected to expire in 2038.

Pursuant to the Caltech agreement, we received an exclusive, royalty-bearing, nontransferable, worldwide license under such patent rights and technology to manufacture, use and commercialize, in all fields, products covered by the licensed patents or that utilize the licensed technology. The licenses granted to us by Caltech are subject to certain retained rights of Caltech for educational and research purposes and certain retained rights of the U.S. government. We are subject to certain diligence obligations under the Caltech Agreement with respect to the commercialization of the licensed products. Pursuant to our license agreement with Caltech, we paid a $50,000 non-refundable license issue fee upon the execution of the agreement and agreed to reimburse Caltech approximately $64,680 for past patent prosecution and maintenance expenses. Further, we have an obligation to pay an annual license maintenance fee of $10,000. We are also obligated to pay (i) a low-single-digit royalty based on net sales of products covered by the licensed patents, which royalty obligation expires, on a country-by-country and product-by-product basis, upon the last-to-expire valid claim of a licensed patent covering such product in such country and (ii) a fraction of a single-digit royalty based on net sales of products covered only by the licensed technology, which royalty obligation expires, on a country-by-country-basis, seven years following the first commercial sale of such product in such country. Following the first commercial sale of a licensed product, we are required to pay a minimum annual royalty to Caltech of $50,000 on each anniversary of the effective date of the Caltech Agreement. We are also obligated to pay Caltech a mid-teen royalty on any applicable sublicensing revenue. Unless earlier terminated, the term of the Caltech Agreement continues until the later of the expiration, revocation, invalidation or unenforceability of the licensed patents or the expiration of our royalty obligations under the agreement. Caltech may terminate the Caltech Agreement for our insolvency, failure to maintain required insurance coverage levels, or if we materially breach the agreement, including our payment or diligence obligations thereunder, and do not cure such breach within specified time periods. Currently, we do not sell any licensed products under the agreement, and therefore we have no current royalty obligation to Caltech. We are considering the development of future products to which the intellectual property in-licensed from Caltech may be directed, however we do not believe these are material at this time.

Pursuant to the agreement with the Regents of the University of California (“Regents”) dated March 1, 2000 (the “Regents Agreement”), we received an exclusive, royalty bearing, sublicensable, worldwide license under certain Regents’ patent rights to make, have made, use, sell, offer to sell and import products and to practice methods in the research, development, and commercialization of products for commercial applications. This license was subject to certain retained rights of the Regents and Caltech for educational and research purposes and certain retained rights of the U.S. government. We were subject to certain diligence obligations under the Regents Agreement with respect to the commercialization of the licensed products. Pursuant to our license agreement with the Regents, we paid a $10,000 non-refundable license issue fee upon the execution of the Regents Agreement and agreed to reimburse the Regents approximately $57,000 for past patent prosecution and maintenance expenses. Further, we had an obligation to pay, and paid, an annual license maintenance fee of $5,000. We were also obligated to pay a low-single digit royalty based on net sales of products covered by the licensed patents, which royalty obligation expires, upon the last-to-expire valid claim of a licensed patent covering such product. Following the first commercial sale of a licensed product, we were required to pay, and paid, a minimum annual royalty to the Regents of $10,000 by February 28th for the calendar year in which the minimum payment is due. Upon a filing of an Investigational Device Exemption by us with the FDA for a trial involving more than 20 persons, or other equivalent applications, we paid $20,000 to the Regents. Following the first use of a licensed product in a patient as part of a Phase II or Phase III clinical trial, we paid $30,000 and $50,000, respectively to the Regents. Upon an approval by the FDA of a Pre-Marketing Approval Application or equivalent application submitted by us, we paid $175,000 to the Regents. We were also obligated to pay the Regents a percentage of all compensation received by us from sublicensees other than royalties on sales of the licensed products, not to exceed $500,000, for which there were no payments as we did not sublicense the licensed patents. In aggregate, since inception, we have paid approximately $525,000 in patent prosecution and maintenance fees, license fees, minimum royalties and milestone fees pursuant to the Regents Agreement. Unless earlier terminated, the term of the Regents Agreement continued until the expiration of the last-to-expire patent included in Regents’ patent rights licensed under the Regents Agreement. The Regents had the right to terminate the agreement if we materially breached the agreement, including our payment or diligence obligations thereunder, and did not cure such breach within specified time periods. We had the right to terminate the agreement at will in whole or as to any portion of the Regents’ patent rights by giving notice in writing to Regents. We terminated the Regents Agreement in March of 2021, as the last licensed patent covering our product expired. In connection with the closing of our initial public offering we paid the Regents $25,000, which survived the termination of the Regents Agreement.

Pursuant to the agreement with QAD, Inc. (“QAD”) dated October 29, 2015 (the “QAD Agreement”), we received a nonexclusive, non-transferable, perpetual license to use certain QAD software at the physical location where we install the software. Under the agreement, we purchase such QAD software through individual orders (“Purchase Orders”), and each Purchase Order has a respective payment fee and maintenance fee. We use the software licensed under the QAD agreement for inventory, shipping / receiving, sales order, work order, planning and financial transactions for the business. Maintenance for the software is offered by QAD and available for purchase by us on an annual basis, and such purchase was compulsory for the first year of the agreement. After the first year, maintenance purchased under the agreement automatically renews for successive one-year periods unless terminated by us or QAD 60 days prior to the effective date of any renewal term. Further, we grant QAD audit rights to verify our usage of QAD software, and if following such audit our use of the QAD software is in excess of our license, we are obligated to pay to QAD the amounts necessary to become compliant. QAD provides limited warranties to the software and retains all intellectual property ownership rights in the QAD software including any modifications made by us, however we receive a license to use any modifications made by us. Unless earlier terminated, the term of the QAD agreement is perpetual. Both parties have the right to terminate the agreement for convenience by giving the other party 90 days prior written notice and such termination does not affect the license granted. Either party to the agreement may terminate the agreement with notice, if the other materially breaches the agreement, and the breach is not cured within specified time periods. In addition, either party may terminate if the other party is adjudicated bankrupt or an official is appointed to manage its financial affairs. Upon termination for cause, we must immediately discontinue all use of the software.

We believe that we have certain know-how and trade secrets relating to our technology and current and future products. We rely on trade secrets to protect certain aspects of our technology related to our current and future products. However, trade secrets and know-how can be difficult to protect. We seek to protect our trade secrets and know-how, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, service providers, and contractors but these agreements may not provide meaningful protection, and we cannot guarantee that we have executed such agreements with all applicable counterparties. These agreements may also be breached, and we may not have an adequate remedy for any such breach. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we take steps to protect our trade secrets and know-how, third parties may independently develop or otherwise gain access to our trade secrets and know-how.

For more information, please see “Risk Factors-Risks related to Intellectual Property” in Part I, Item 1A of this Annual Report.

Competition

Competition in the surgical ophthalmology market is intense and is primarily driven by technological innovation and the regulatory approval required to commercialize products in the key markets around the world. The development of new or improved products may make existing products less attractive, reduce them to commodity status or even make them obsolete. We believe the principal competitive factors in our markets include:

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

From a commercial perspective, we believe our primary competitors in the cataract IOL market are alternative premium IOL providers, including Alcon, Johnson & Johnson, Bausch + Lomb, BVI, Hoya, and Carl Zeiss Meditec. According to Market Scope, the global cataract IOL market is highly concentrated, with these top five players accounting for approximately 74% of total market revenue. Our competitors are significantly larger than us with greater financial, marketing, sales and personnel resources, greater brand recognition and longer operating histories. We believe our ability to compete effectively will be dependent on our ability to build the commercial infrastructure necessary to effectively and cost-efficiently drive awareness of the unique value of our system.

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

The two most popular premium IOLs approved for cataract treatment are PanOptix by Alcon and Tecnis by Johnson & Johnson. According to the Market Scope 2021 Premium Report Alcon, Johnson & Johnson and Carl Zeiss Meditec are the three largest IOL manufacturers, with an estimated 2021 revenue share of the premium IOL market of 51.3%, 23.2%, and 8.1% respectively. The PanOptix and Tecnis families of IOLs are available in a monofocal Toric, multifocal Toric and EDOF Toric versions. The Toric versions of these lenses represent approximately 54% of all premium multifocal IOLs sold in 2021. The rest of the market is shared between several smaller companies each with under 5% market share. From a technology perspective, we believe the LAL competes with nearly all of the existing IOLs, including conventional, premium astigmatism correcting and premium presbyopia correcting lenses.

Government regulation

Our products and operations are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, as well as other federal, state and local regulatory authorities in the United States, as well as foreign regulatory authorities. The FDA regulates, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance in the United States to assure the safety and effectiveness of medical products for their intended use.

FDA regulation of medical devices

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a PMA application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

FDA classifies medical devices into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of FDA’s current good manufacturing practices for devices, as reflected in of the Quality System Regulation, or QSR, establishment registration and device listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

Class II devices are those that are subject to the FDA’s general controls and any other special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, patient registries, product-specific FDA guidance documents, special labeling requirements and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA through the 510(k) premarket notification process.

Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed novel and not substantially equivalent following the 510(k) process. Due to the level of risk associated with Class III devices, the FDA’s general controls and special controls alone are insufficient to assure their safety and effectiveness. Devices placed in Class III generally require the submission of a PMA application, demonstrating the safety and effectiveness of the device which must be approved by the FDA prior to marketing, or the receipt of a 510(k) de novo classification, which provides for the reclassification of the device into Class I or II. The PMA approval process is generally more costly and time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.

If a new medical device does not qualify for the 510(k) premarket notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III.

The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed.

Obtaining FDA marketing authorization, de novo down-classification, or approval for medical devices is expensive and uncertain, and may take several years, and generally requires significant scientific and clinical data.

Investigational device process

In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an IDE application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed, and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria.

All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s good clinical practice regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA.

The results of clinical testing may be unfavorable, or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

•
The FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;
•
Patients do not enroll in clinical trials at the rate expected;
•
Patients do not comply with trial protocols;
•
Patient follow-up is not at the rate expected;
•
Patients experience adverse events;
•
Patients die during a clinical trial, even though their death may not be related to the products that are part of the trial;
•
Device malfunctions occur with unexpected frequency or potential adverse consequences;

•
Side effects or device malfunctions of similar products already in the market that change the FDA’s view toward approval of new or similar PMAs or result in the imposition of new requirements or testing;
•
Institutional review boards and third-party clinical investigators may delay or reject the trial protocol;
•
Third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, investigator agreement, investigational plan, good clinical practices, the IDE regulations, or other FDA or IRB requirements;
•
Third-party investigators are disqualified by the FDA;
•
We or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans, or otherwise fail to comply with the IDE regulations governing responsibilities, records, and reports of sponsors of clinical investigations;
•
Third-party clinical investigators have significant financial interests related to us or our study such that the FDA deems the study results unreliable, or we or investigators fail to disclose such interests;
•
Regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;
•
Changes in government regulations or administrative actions;
•
The interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; or
•
The FDA concludes that our trial design is unreliable or inadequate to demonstrate safety and effectiveness.

The 510(k) clearance process

Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” as defined in the statute, to a legally marketed predicate device.

A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was previously found substantially equivalent through the 510(k) process. A device is considered to be substantially equivalent if, with respect to the predicate device, it has the same intended use, and has either (i) the same technological characteristics; or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes, but not always, required to support substantial equivalence.

Before the FDA will accept a 510(k) premarket notification for substantive review, the FDA will first assess whether the submission satisfies a minimum threshold of acceptability. If the FDA determines that the 510(k) submission lacks necessary information for substantive review, the FDA will issue a “Refuse to Accept” letter which generally outlines the information the FDA believes is necessary to permit a substantive review and to reach a determination regarding substantial equivalence. An applicant must submit the requested information before the FDA will proceed with additional review of the submission. If a 510(k) submission is accepted for substantive review, the Medical Device User Fee Amendments sets a performance goal of 90 days for FDA review of a 510(k) submission, but the review time can be delayed if FDA raises questions or requests additional information during the review process. As a practical matter, clearance often takes longer, and clearance is never assured. Thus, as a practical matter, clearance often takes longer than 90 days. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. A manufacturer can also submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

Medical devices can only be marketed for the indications for which they are cleared or approved. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application or de novo classification. The determination as to whether or not a modification constitutes such a change is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until new 510(k) clearance or PMA approval is obtained. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

The PMA approval process

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the substantive review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•
The device may not be shown safe or effective to the FDA’s satisfaction;
•
The data from pre-clinical studies and/or clinical trials may be found unreliable or insufficient to support approval;
•
The manufacturing process or facilities may not meet applicable requirements; and
•
Changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.

New PMA applications or PMA supplements are required for modification to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, ingredients, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change.

In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may also require post-market surveillance for certain devices cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use. Significant modifications to the manufacturing process, labeling and design for a device which has received approval through the PMA process may require submission of a new PMA application or PMA supplement prior to marketing.

Ongoing regulation by the FDA

Even after the FDA permits a device to be marketed, numerous regulatory requirements apply, including but not limited to:

•
establishment registration and device listing;
•
the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation, and other quality assurance procedures during the manufacturing process;
•
labeling regulations, advertising and promotion requirements, restrictions on sale distribution or use of a device, each including the FDA general prohibition against the promotion of products for any uses other than those authorized by the FDA, which are commonly known as “off label” uses;
•
the Medical Device Reporting, or MDR regulation, which requires that manufactures report to the FDA if their device may have caused or contributed to a death or serious injury or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;
•
medical device corrections and removal reporting regulations, which require that manufactures report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health;
•
recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
•
an order of repair, replacement or refund;
•
device tracking requirements; and
•
post market study and surveillance requirements.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) or possibly a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or possibly a PMA. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k)

clearance or a PMA is obtained. Also, in these circumstances, we may be subject to significant regulatory fines and penalties.

Some changes to an approved PMA device, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new PMA application or PMA supplement, as appropriate, before the change can be implemented. Supplements to a PMA often require the submission of the same type of information required for an original PMA application, except that the supplement is generally limited to that information needed to support the proposed change from the device covered by the original PMA. The FDA uses the same procedures and actions in reviewing PMA supplements as it does in reviewing original PMA applications.

FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, some states also require medical device manufacturers and/or distributors doing business within the state to register with the state or apply for a state license, which could subject our facility to state inspection as well as FDA inspection on a routine basis for compliance with the QSR and any applicable state requirements. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. Further, the FDA requires us to comply with various FDA regulations regarding labeling. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:

•
warning or untitled letters, fines, injunctions, consent decrees and civil penalties;
•
customer notifications, voluntary or mandatory recall or seizure of our products;
•
operating restrictions, partial suspension or total shutdown of production;
•
delay in processing, clearing or approving submissions or applications for new products or modifications to existing products;
•
FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries;
•
suspension or withdrawal of FDA approvals or clearances that have already been granted; and
•
criminal prosecution.

Newly discovered or developed safety or effectiveness data may require changes to a product’s labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory clearance or approval of our products under development.

Our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. Failure to comply with the applicable United States medical device regulatory requirements could result in, among other things, warning letters, untitled letters, fines, injunctions, consent decrees, civil penalties, unanticipated expenditures, repairs, replacements, refunds, recalls or seizures of products, operating restrictions, total or partial suspension of production, the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product clearances or approvals and criminal prosecution.

When the FDA conducts an inspection, the inspectors will identify any deficiencies they believe exist in the form of a notice of inspectional observations, or Form FDA 483. If we receive a notice of inspectional observations or deficiencies from the FDA following an inspection, we would be required to respond in writing, and would be required to undertake corrective and/or preventive or other actions in order to address the FDA’s or other regulators’ concerns. Failure to address the FDA’s concerns may result in the issuance of a warning letter or other enforcement or administrative actions.

International medical device premarket authorization process

The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Our products are regulated in the European

Union as medical devices per European Union Directive 93/42/EEC, also known as the Medical Device Directive, or MDD. The MDD sets out the basic regulatory framework for medical devices in the European Union. The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for the CE mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of a one-member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. The CE mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard.

The new European Union Medical Devices Regulation 2017/745, or EU MDR, which was published in May 2017 with a transition period of three years, replaces the MDD and will expand and modify the pre-market and post-market obligations of the MDD. The date of application of the EU MDR has been postponed to May 26, 2021 with implementation dates based off of risk classification of the medical device. The EU MDR will impose additional requirements on clinical evaluation process, safety, classification and performance of medical device products. The EU MDR will have no impact on our current and future products as registrations to the EU MDR are in process and are scheduled for completion prior to the implementation dates. The company has passed the MDR upgrade assessment with no observations and a recommendation for certification by the European Notified Body in December 2021. In addition to inspections by the FDA and other regulatory entities, we are also subject to periodic inspections by applicable European Notified Body with respect to regulatory requirements that apply to medical devices designed and manufactured by us and clinical trials sponsored by us. We are also certified to the Medical Device Single Audit Program (“MDSAP”) for the jurisdictions of the United States, Canada, Japan, Brazil, and Australia which allows for one single audit performed by Notified Body to cover those jurisdictions with respect to quality systems. All registrations and certifications due to Great Britain leaving the European Union (Brexit) and Switzerland ending a joint agreement with the European Union (Swexit) have been done to the timelines as required for these countries and will continue to be performed to the updated timelines as published during these processes.

Other U.S. regulatory matters

Medical device companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Manufacturing, sales, promotion and other activities following product clearance or approval are subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. For example, in the United States, sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse, anti-kickback false claims, transparency, government price reporting, anti-corruption, and health information privacy and security laws and regulations. Internationally, other governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services. These laws include the following:

•
U.S. federal healthcare fraud and abuse laws generally apply to our activities because our products are covered under federal healthcare programs such as Medicare and Medicaid. The Anti-Kickback Statute is particularly relevant because of its broad applicability. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription medical device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular medical device, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Almost any financial arrangement with a healthcare provider, patient or customer could implicate the Anti-Kickback Statute. Statutory exceptions and regulatory safe harbors protect certain arrangements if specific requirements are met. The government can exercise enforcement discretion in taking action against arrangements that do not fit within a safe harbor. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Penalties for violations of the Anti- Kickback Statute include, but are not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from Medicare, Medicaid and other federal healthcare programs. Our exclusion would mean that procedures using our products would no longer be eligible for reimbursement under federal healthcare programs;
•
Another development affecting the healthcare industry is the increased use of the federal Civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. In recent years, the number of suits brought against healthcare companies by private individuals has increased dramatically. The federal civil and criminal false claims acts, including the civil FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. No specific intent to defraud is required under the civil FCA. The criminal FCA provides for criminal penalties for submitting false claims, including imprisonment and criminal fines;
•
The Civil Monetary Penalty Act of 1981 and implementing regulations impose penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•
HIPAA prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•
Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
The FDCA, which prohibits, among other things, the adulteration or misbranding of medical devices;
•
Additionally, there has been a recent trend of increased federal and state regulation of payments made to doctors. The federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, medical devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
•
The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations;

•
Analogous state and foreign laws and regulations, such as state anti-kickback, anti-referral, and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require certain biotechnology, pharmaceutical, and medical device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require applicable manufacturers to disclose or report certain information related to payments and other transfers of value to doctors and entities or sales, marketing, pricing, clinical trials, marketing expenditures and activities, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions or safe harbors, it is possible that some of our activities, such as stock-option compensation paid to doctors that have entered into consulting agreements with us, could be subject to challenge under one or more of such laws. The growth of our business and sales organization and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to various interpretations. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Also, we may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant civil, criminal and administrative penalties, including damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

United States health care reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage for the procedures associated with the use of our products or result in lower reimbursement for those procedures. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products. Changes in healthcare policy, including changes in the implementation or the repeal of the ACA in the United States, could increase our costs, decrease our revenue and impact sales of and reimbursement and coverage for our current and future products. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. In particular, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments in November 2020. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures of the Biden administration will impact the ACA and our business. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2031 absent additional congressional action, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Moreover, there recently has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

Data privacy and security

Medical device companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the United States Department of Health and Human Services, (“HHS”), affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, or PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Personally identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.

Additionally, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). The CPRA, which is expected to take effect on January 1, 2023 and create additional obligations with respect to certain data relating to consumers, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA may increase our compliance costs and potential liability. In addition to the CCPA, numerous other states’ legislatures have passed or are considering similar laws that will require ongoing compliance efforts and investment.

The EU also has laws and regulations dealing with the collection, use and processing of personal data obtained from individuals in the EU, namely the EU General Data Protection Regulation, or GDPR. These regulations are often more restrictive than those in the United States and may restrict transfers of personal data to the United States unless certain requirements are met. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Further, the United Kingdom’s decision to leave the European Union has created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, we are also subject to the UK General Data Protection Regulation and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law. Failure to comply with any of these obligations could expose us to significant fines.

Employees and human capital

As of December 31, 2021, we had 221 full-time employees, including 87 employees in sales & marketing, 22 in general and administrative functions, 57 in research and development and 55 in manufacturing. All of our employees are full-time and none of our employees are represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Facilities

Our corporate headquarters is in Aliso Viejo, California where we lease four facilities housing our headquarters, manufacturing, research and development and administrative offices. The facility leases are for approximately 121,000 square feet in the aggregate. The leases terminate on (a) September 30, 2024, with one option to extend for five years; (b) January 31, 2026, with three options to extend for five years each; (c) March 31, 2023 with two options to extend for five years each; and (d) August 31, 2024, with one option to extend for five years. We believe that our existing facilities are adequate for our near-term needs but expect to need additional space as we grow. We believe that suitable additional or alternative space would be available in the future as required on commercially reasonable terms.

Legal proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Corporate information

We were incorporated in California on March 5, 1997 as Calhoun Vision, Inc. and changed our name to RxSight, Inc. in October 2016. We reincorporated in Delaware on July 6, 2021.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. In addition to the other information included in this Annual Report on Form 10-K, the following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only ones we face. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See the section titled “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations for the foreseeable future. We reported losses from operations of $52.8 million and $35.4 million for the years ended December 31, 2021 and 2020. As a result of these losses, as of December 31, 2021, we had an accumulated deficit of $479.3 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with being a public company.

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

As of December 31, 2021 and 2020, we had $159.3 million and $69.0 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this Annual Report on Form 10-K, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

The terms of our term loan place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the term loan may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.

Our loan facility (“Term Loan”) with Oxford Finance, provided for a five-year $60.0 million term-loan facility, of which $40.0 million has been drawn as of December 31, 2021. Another $10.0 million of the term-loan facility was available for additional draws during 2021, which was not borrowed and $10.0 million was to be available in the first quarter of 2022 which we do not intend to borrow.

Our payment obligations under the Term Loan reduce cash available to fund working capital, capital expenditures, research and development and general corporate needs. In addition, indebtedness under the Term Loan bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates increase, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs.

Our obligations under the Term Loan are secured by substantially all of our assets, excluding intellectual property. The security interest granted over our assets could limit our ability to obtain additional debt financing. The Term Loan also requires us to comply with a number of other covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; dispose of a portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control, in each case subject to exceptions.

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
•
our ability to continue to develop, validate and maintain a commercially viable manufacturing process that is compliant with the Quality Systems Regulations (“QSR”), and other applicable foreign, federal and state regulatory requirements;
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

Our success will depend, in part, on the acceptance of our RxSight system as safe, effective and, with respect to doctors, cost-effective. We cannot predict how quickly, if at all, patients, doctors, or payors will accept our RxSight system or, if accepted, how frequently it will be used. Our RxSight system and planned or future products we may develop or market may never gain broad market acceptance for some or all of our targeted indications. Patients and doctors must believe that our products offer benefits over alternative treatment methods. To date, a substantial majority of our product sales and revenue have been derived from a limited number of customers who have adopted our RxSight system. Our future growth and profitability largely depend on our ability to increase doctors’ awareness of our system and our products and on the willingness of patients and doctors to adopt them. These parties may not adopt our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products are safe, effective and, with respect to providers, cost-effective, on a stand-alone basis and relative to competitors’ products. Patients and doctors must believe that our products offer benefits over alternative treatment methods. Even if we are able to raise awareness, doctors tend to be slow in changing their medical treatment practices and may be hesitant to select our products for recommendation to their patients for a variety of reasons, including:

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

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with manufacturers and distributors of premium and conventional IOLs. Our most significant competitors in the IOL field include Alcon, Johnson & Johnson Vision, Carl Zeiss Meditec, Bausch + Lomb, and Hoya Corporation. Many of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. Therefore, they can spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have a single product or a limited range of products. In addition, patients who receive an LAL will be required to wear UV protective spectacles until final lock-in which is approximately 4-5 weeks after surgery. They will also be required to return for an additional 2-3 clinic visits compared to traditional monofocal cataract surgery. The additional clinic visits are non-surgical but do require the patient’s eyes to be dilated. Due to these additional requirements, market acceptance of the LAL may be impacted. We believe the principal competitive factors in our markets include:

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

Furthermore, the current leases on our four facilities expire at the end of September 30, 2029 (including a five year option to extend), January 31, 2041 (including three-five year options to extend), June 30, 2033 (including two extensions to extend for 5 years each) and August 31, 2024 (including a five year option to extend), and we may be unable to renew our leases or find a new facility on commercially reasonable terms, or at all. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by any such move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

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
•
potential liability under the U.S. Foreign Corrupt Practices Act (“FCPA”) or comparable foreign regulations;
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

The federal government is considering ways to change, and has changed, the manner in which healthcare services are paid for in the United States. Individual states may also enact legislation that impacts Medicaid payments to doctors. In addition, CMS establishes Medicare payment levels for doctors on an annual basis, which can increase or decrease payment to such entities. Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. In addition, the ability to charge patients directly for premium IOLs and associated services also varies widely across different countries and could become more restricted. Even if we succeed in bringing our products to market internationally, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at acceptable prices.

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

As of December 31, 2021, we had federal net operating loss carryforwards (“NOLs”) of approximately $270.4 million, which will begin to expire in various years ranging from 2022 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. Additionally, California recently enacted legislation limiting our ability to use our state NOLs for taxable years 2021 and 2022.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our owned and in-licensed issued patents may be challenged in courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO, challenging the validity of one or more claims of our owned or in-licensed issued patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or in-licensed pending patent applications.

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

Given that patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our products. Competitors may also contest our patents, if issued, by showing the USPTO, or the applicable other foreign patent agency that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

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

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, this could arise if the research resulting in certain of our owned or in-licensed patent rights and technology was funded in part by the United States government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to United States industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

Even if we believe a third party’s intellectual property claims are without merit, there is no assurance that a court would find in our favor, including on questions of infringement, validity, enforceability or priority of patents. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any products or technology we may develop, and any other products or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such United States patent. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

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

Similarly, interference or derivation proceedings provoked by third parties or brought by the USPTO, may be necessary to determine priority with respect to our patents, patent applications, trademarks or trademark applications. We may also become involved in other proceedings, such as reexamination, inter partes review, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing our products or using product names, which would have a significant adverse impact on our business, financial condition and results of operations.

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

Changes in United States patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

Before a new medical device, or a new intended use for an existing product, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to Section 510(k) of the Food,

Drug and Cosmetic Act, or the (“FDCA”), or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies.

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

In addition, we are required to timely file various reports with the FDA, including MDR, that requires that we report to the regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

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

Our manufacturing and design processes and those of our third-party component suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”), which covers procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products in the United States. We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations, including design, manufacturing, and service, to maintain our CE Mark in Europe. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies, and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take timely and adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health (“CDPH”), and our Notified Body to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers.

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

For example, in the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together, the Affordable Care Act (“ACA”), was enacted. The ACA is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges and the expansion of the Medicaid program. The ACA has impacted existing government healthcare programs and has resulted in the development of new programs.

Certain provisions of the ACA have been subject to judicial and Congressional challenges. For example, various portions of the ACA have been the subject of legal and constitutional challenges, including legal proceedings in the Fifth Circuit Court of Appeals. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and accordingly, our financial operations. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not harm our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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
•
the availability of capital.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several United States Congressional inquiries and proposed and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs. While some of these measures may require additional authorization to become effective, Congress and the federal administration have each indicated that it will continue to seek new legislative and/or administrative measures to control healthcare costs. Additionally, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase and which suppliers will be included in their healthcare programs. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue and attain profitability. Various new healthcare reform proposals are emerging at the federal and state level. Any new federal and state healthcare initiatives that may be adopted could limit the amounts that federal and state governments will pay for healthcare products and services and could have a material adverse effect on our business, financial condition and results of operations.

If we fail to comply with United States federal and state fraud and abuse and other healthcare laws and regulations, we could face substantial penalties and our business operations and financial condition could be adversely affected.

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

In the United States, we are subject to various state and federal anti-fraud and abuse laws, including, without limitation, the federal healthcare Anti-Kickback Statute and federal civil False Claims Act. There are similar laws in other countries. Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market, and distribute any products for which we obtain marketing approval. Healthcare fraud and abuse laws and related regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug or medical device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, or order of, items or services for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
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
•
the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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
•
the federal Physician Payments Sunshine Act, also referred to as the CMS Open Payments, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding certain payments and other transfers of value to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require medical device manufacturers to report information related to payments and other transfers of value to doctors or marketing expenditures and require the registration of their sales representatives; state laws that require medical device companies to report information on the pricing of certain medical device products; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

State and federal regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 (“BBA”), increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies recently have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and patient support programs, including bringing criminal charges or civil enforcement actions under the Anti-Kickback Statute, federal civil False Claims Act and HIPAA’s healthcare fraud and privacy provisions.

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

Government payers, such as CMS as well as insurers, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, the United States Congress has considered and implemented changes in the CMS fee schedules in conjunction with budgetary legislation. Reductions of reimbursement by Medicare or Medicaid for procedures that use our products or changes in policy regarding coverage of these procedures, such as adding requirements for payment, or prior authorizations, may be implemented from time to time. Reductions in the reimbursement rates and changes in payment policies of other third-party payers may occur as well. Similar changes in the past have resulted in reduced payments for procedures that use medical device products as well as added costs and have added more complex regulatory and administrative requirements. Further changes in federal, state, local and third-party payer regulations or policies may have a material adverse impact on the demand for our products and on our business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect on our business, financial condition and results of operations.

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

In 2017, the European Union (“EU”) published the new EU Medical Device Regulation (“MDR”) (2017/745), the application of which was postponed until May 26, 2021 for class I devices (lowest risk) and May 26, 2024 for all other class devices (higher risk devices). The new regulations replace predecessor directives and emphasize a global convergence of regulations. With the transition from the Medical Devices Directive (“MDD”), to the MDR, notified bodies are required to seek designation to operate as conformity assessment authorities under the new law. While we are currently in compliance with the MDR and in process of transferring certification from MDD to MDR, compliance with any new or changing regulations in the EU or other jurisdictions where we currently commercialize our products or intend to commercialize in the future is a time consuming process that may require comprehensive quality system audits and new conformity assessment certifications for our products. Major changes include:

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

Our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations, such as the Common Rule (“GCP”) guidelines, or FDA human subject protection regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to users’ accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and may use such access to obtain users’ personal data or prevent use of their accounts. Data breaches could result in a violation of applicable United States and international privacy, data protection and other laws, and subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy and data protection laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Additionally, in the United States, California adopted the California Consumer Privacy Act (“CCPA”), in January 2020 which requires certain companies that process information on California consumers to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to exercise certain rights with respect to their personal information and opt out of certain sales of personal information, in addition to severely limiting our ability to use their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. It remains unclear how various provisions of the CCPA will be interpreted and enforced. Furthermore, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective beginning January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. Other states have passed, or plan to pass, data privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach (and, in some cases, to regulators). The effects of the CCPA, CPRA and other such privacy laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, we are subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the General Data Protection Regulation (“GDPR”), which was adopted by the EU and became effective in May 2018, applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies such as the FDA had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The FDA continues to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities. However, the FDA may not be able to continue its current inspection pace or may be unable to complete required inspections during the review period, which can delay clinical development and result in a complete response letter. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

For products that we currently distribute or market in the EU and the United Kingdom, as well as future products for which we obtain the applicable marketing authorization, we must maintain certain International Organization for Standardization (“ISO”), certifications to sell our products and must undergo periodic inspections by notified bodies, such as BSI, to obtain and maintain these certifications. If we fail these inspections or fail to meet these regulatory standards, it could have a material adverse effect on our business, financial condition and results of operations.

We depend upon third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of the RxSight system making us vulnerable to supply disruptions and price fluctuations.

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize blanket orders covering the medium term of 18–24 months for the majority of our supplier base. We depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times, particularly in Europe and Asia, related to the

COVID-19 pandemic, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through March 1, 2022, our common stock has traded at a low of $8.80 and a high of $19.67 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Part I, Item 1A and elsewhere in this Annual Report on Form 10-K, these factors include:

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
•
the impact of the COVID-19 pandemic.

The realization of any of the above risks or any of a broad range of other risks, including those described in this Part I, Item1A, could have a dramatic and adverse impact on the market price of our common stock.

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

Our common stock is currently traded on Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. If an active trading market does not develop is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq or applicable SEC rules for any reason and our securities are delisted, you may have difficulty selling any of our shares of common stock that you buy. The lack of an active trading market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active trading market may also reduce the fair market value of your shares. Furthermore, an inactive trading market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of December 31, 2021, we had 27,366,746 shares of common stock issued and outstanding. Of these shares approximately 7,300,000 shares became available for sale in the public market on January 26, 2022, following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our Initial Public Offering, or (“IPO”).

In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of 7,473,839 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Further, concurrent with the filing of this Form 10-K, we will file on Form S-8 under the Securities Act to register the issuance of 1,368,337 shares of common stock subject to options or other equity awards issued or future issuance under our equity incentive plans. The number of shares to be registered represent the annual increase commencing on the first day of each fiscal year beginning with the 2022 fiscal year calculated as 4% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year under our 2021 Equity Incentive Plan and 1% of the outstanding shares f our common stock as of the last day of the immediately preceding fiscal year under our 2021 Employee Stock Purchase Plan.

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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 51% of our voting common stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;
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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering. (i.e., December 31, 2026).

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

We have incurred increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives and corporate governance practices. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company we incur significant legal, accounting and other expenses and these expenses may increase even more after we are no longer an “emerging growth company.” We will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

In addition, as a public company we will be required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K after we become a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm if we are an accelerated filer or large accelerated filer. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our IPO, and you will be relying on the judgment of our management regarding the application of these proceeds. You will not have the opportunity to assess whether we are using the proceeds appropriately. Our management might not apply the net proceeds in ways that ultimately increase stockholder value. If we do not invest or apply the net proceeds from our IPO in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Provisions in our certificate of incorporation, bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

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

In addition, Section 203 of the General Corporation Law of the State of Delaware, (“DGCL”), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Our bylaws provide that, unless the company consents in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for:

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933 against any person in connection with any offering of the Company’s securities, including but not limited to any auditor, underwriter, selling shareholder, expert, control person, or other defendant. This federal forum provision may limit a stockholder’s ability to bring a Securities Act claim in a judicial forum that the stockholder finds favorable, which may discourage lawsuits against us and our directors, officers and other employees. Any person purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. While the Delaware Supreme Court has held such provisions to be facially valid as a matter of Delaware law and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions. If a court were to find this federal forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business.

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

Our Board of Directors are authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our certificate of incorporation authorizes our Board of Directors, without the approval of our stockholders, to issue shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

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

Further, the expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply. Our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted or existing security breaches or failures and their consequences. As data security-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. We could be forced to expend significant financial and operational resources in responding to a security breach, including investigating and remediating any information security vulnerabilities, defending against and resolving legal and regulatory claims and complying with notification obligations, all of which could divert resources and the attention of our management and key personnel away from our business operations and adversely affect our business, financial condition and results of operations. In addition, our remediation efforts may not be successful, and we could be unable to implement, maintain and upgrade adequate safeguards.

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

We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions, but due to the expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, resins and subcontract painted components, limiting our ability to maintain as much inventory of components, sub-assemblies, materials and finished products on hand as would be ideal under normal circumstances. To ensure adequate inventory supply and manage our operations with our third-party manufacturers and suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our limited historical commercial experience, rapid growth, failure to accurately manage our expansion strategy, the expansion of global lead times, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We currently lease four facilities housing our headquarters, manufacturing, research and development and administrative offices in Aliso Viejo, California. The facility leases are for approximately 121,000 square feet in the aggregate. The leases terminate, respectively, on (i) September 30, 2024, with one option to extend for five years; (ii) January 31, 2026, with three options to extend for five years each; (iii) March 31, 2023 with two options to extend for five years each; and (iv) August 31, 2024, with one option to extend for five years. We believe that our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. Except as indicated above, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information and holders

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “RXST” since July 30, 2021. Prior to that time, there was no public market for our common stock.

Stockholders

As of February 15, 2022, there were approximately 372 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments we issue may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors our Board of Directors deems relevant.

Unregistered sales of equity securities

None.

Issuer purchases of equity securities

None.

Use of proceeds from public offering of common stock

On August 3, 2021, we completed our IPO, with a subsequent partial exercise of the underwriter’s over-allotment option to purchase additional shares. We issued and sold an aggregate of 8,248,549 shares of common stock, par value $0.001 per share, at an offering price of $16.00 per share. We received aggregate net proceeds of approximately $119.6 million, after deducting underwriters' discounts and commissions of $9.2 million and offering expenses of $3.2 million.

There has been no material change in the planned use of the IPO proceeds as described in our prospectus dated July 29, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act (File No. 333-257790). From the effective date of the IPO registration statement through December 31, 2021, we have used the net proceeds of the offering to expand our sales force, customer support and operations and increase our research and development activities.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

Overview

We are a commercial-stage medical technology company dedicated to improving the vision of patients following cataract surgery. Our proprietary RxSight system, comprised of our LAL, LDD and accessories, is the first and only commercially available IOL technology that enables doctors to customize and optimize visual acuity for patients after cataract surgery. Our LAL is made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet light generated by our LDD. With the RxSight system, the surgeon performs a standard cataract procedure to implant the LAL, determines refractive error with patient input after healing is complete, and then uses the LDD to modify the lens with the exact amount of visual correction needed to achieve the patient’s desired vision outcomes. Alternative IOL technologies, in contrast, are not adjustable following the procedure and therefore require patients to make pre-operative choices about their visual preferences, which can often result in patient dissatisfaction when visual outcomes fail to meet expectations. We designed our RxSight system to maximize patient and doctor satisfaction through superior visual outcomes. In the pivotal study that formed the basis for our FDA approval, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity for our LAL was 70.1%. This compares favorably to the results of pivotal studies with similar study designs and patient populations that supported FDA approval of Alcon’s Acrysof Toric (38.4%), and J&J’s Tecnis Toric (43.6%). We began commercializing our solution in the United States in the third quarter of 2019 and are focused on establishing the RxSight system as the standard of care for premium IOL procedures. As of December 31, 2021, we had an installed base of 206 LDDs in ophthalmology practices, and since our inception, surgeons have performed almost 17,000 surgeries with our RxSight system.

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

Our commercial strategy is focused on a “razor and razor blade” model through which we aim to drive new customer adoption, which generally begins with the sale of an LDD, and then helps the customer incorporate the LAL into their practice to drive utilization and premium procedure growth. We believe this commercial strategy over time may provide a degree of predictability in terms of our commercial growth and a consumable revenue stream from sales of our LALs. We are currently focused on driving adoption with surgeons performing a high volume of premium cataract procedures. MarketScope estimates that there are approximately 10,000 surgeons that perform cataract surgeries in the United States as of 2021, and we estimate that as many as 3,000 surgeons performed approximately 70% to 80% of the premium procedures in the United States in 2021. We believe this provides an attractive and concentrated market opportunity addressable with a focused sales force. We currently employ a sales team that, as of December 31, 2021 includes 18 LDD sales personnel, 14 LAL sales personnel, and a group of over 55 clinical specialists, field service, customer service, and marketing personnel. We intend to continue to make significant investments in our sales and marketing organization. We believe increasing the number of sales representatives, practice development personnel and clinical trainers will help facilitate further adoption of our products among existing customer accounts as well as broaden awareness of our products to new accounts. While we intend to initially focus our growing commercial efforts in the U.S., in the future, we may selectively pursue commercial expansion in Asia, Europe, Australia or other geographies with significant market opportunity for premium IOLs, leveraging our CE and FDA approvals.

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

On July 29, 2021, we completed our IPO, which resulted in the issuance and sale of 8,248,549 shares of common stock, including 898,549 shares sold pursuant to the exercise of the underwriters’ over-allotment option at the IPO price of $16.00 per share. We received net proceeds of approximately $119.6 million from the IPO, after deducting underwriters’ discounts and commissions of $9.2 million and offering costs of $3.2 million.

Prior to our IPO, our primary sources of capital have been private placements of preferred stock, a structured transaction with a strategic partner, debt financing and revenue from sales of our products. Since inception, we have raised a total of $191.3 million in net proceeds from private placements of preferred stock, $120 million from a strategic partner, approximately $40.0 million in net proceeds from a credit facility, and approximately $11.0 million from issuance of common stock primarily from stock option exercises. As of December 31, 2021, we had cash and cash equivalents of $24.4 million, short-term investments of $135.0 million, long-term debt of $39.8 million and accumulated deficit of $479.3 million. We generated sales of $22.6 million and had a net loss of $48.7 million for the year ended December 31, 2021, compared to sales of $14.7 million and net income of $27.6 million for the year ended December 31, 2020.

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

We believe that our existing cash and cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure and meet our term loan covenant requirements for at least the next 12 months from the date of filing of this Annual Report on Form 10-K. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

Facility lease agreements

We currently lease four facilities housing our headquarters, manufacturing, research and development and administrative offices in Aliso Viejo, California. The facility leases are for approximately 121,000 square feet in the aggregate. The leases terminate, respectively, on (i) September 30, 2024, with one option to extend for five years; (ii) January 31, 2026, with three options to extend for five years each; (iii) March 31, 2023 with two options to extend for five years each; and (iv) August 31, 2024, with one option to extend for five years. See Note 15 - Leases and Note 18 - Subsequent Events in the “Notes to Consolidated Financial Statements” section in our consolidated financial statements included in Part II - Item 8 in this Annual Report on Form 10-K for additional information.

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

	2021				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3		Q4
LDDs Sold	13	25	31	45	15	15	20	*	23
Installed Base at End of Period	105	130	161	206	34	49	69		92

* One LDD converted from clinical to commercial use in Q3 2020.

We believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system. While an important metric, the COVID-19 pandemic and severe weather periodically impacted trends in our business. In the second quarter of 2020, the number of our LALs sold decreased as compared to the first quarter of 2020 as ambulatory surgery centers (ASCs), where most cataract surgeries are performed, were closed for elective surgeries for six or more weeks. In the third quarter 2020, LALs sold increased as compared to the second quarter of 2020, reflecting, we believe, some resurgence of surgeries when ASCs re-opened, with sales of LALs in the fourth quarter of 2020 continuing to increase sequentially, despite seasonal holidays. During the first quarter of 2021, however, the U.S. saw a resurgence in COVID-19 cases attributed to holiday travel and gatherings and severe weather in Texas and other southern states, resulting in reduced LAL sales for such period. During 2021, we saw increased LDD sales of 41 and increased LAL sales of 3,857 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

	2021				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
LALs Sold	1,567	1,825	1,977	2,959	719	662	1,513	1,577

Components of results of operations

Sales

Our sales consists of the sale of LALs used in cataract surgeries, the LDDs for delivering light to the LALs to adjust the lens post-surgery, as needed, and service and accessories. Revenue is derived from sales of products primarily in the U.S. and sales to a single customer in each of Germany and Mexico. Customers are primarily comprised of ophthalmic practices (LDD sales) and ambulatory surgery centers (LAL sales). We expect revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of doctors that are trained to use our products, and expand awareness of our products with new and existing customers and as doctors perform more procedures using our products.

LALs are held at customer sites on consignment. The single performance obligation is satisfied, and revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient.

Our LDD contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. The LDD capital asset and related components revenue is recognized upon installation and customer acceptance, training revenue is recognized upon completion of training by at least one doctor and the initial warranty and service agreement are recognized ratably over the service period. After the first year, service contracts can be purchased separately on a standalone basis. As of December 31, 2021, the Company recorded contract liabilities of $540,000 related to such service agreements and $345,000 as of December 31, 2020. Revenue for such service agreements will be recognized over the term of each contract.

For the year ended December 31, 2021 and 2020, revenue from contracts with customers consisted of the following:

	Year ended December 31,
	2021	2020
LDD (including training)	$13,774	$10,159
LAL	8,163	4,256
Service warranty, service contracts, and accessories	656	263
	$22,593	$14,678

For the year ended December 31, 2021, we had no customers who individually accounted for more than 10% of revenue. For the year ended December 31, 2020, we had one customer who individually accounted for approximately 27% of revenue.

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

Accretion to redemption value of redeemable preferred stock and preferred stock options

Due to the Special Redemption provision in place in our Articles of Incorporation and until the unexercised Series W Warrant expiration on March 31, 2021, all equity instruments were redeemable and evaluated as probable of redemption through early December 2020. No accretion was calculated during the year ended December 31, 2021. For common and preferred stock, the value of the accretion was calculated as the estimated future redemption amount accreted to the estimated redemption date using the effective interest rate. For stock options the value of accretion was calculated at the estimated future redemption amount less the strike price, recognized over the same period as the corresponding service period for which stock-based compensation is recognized.

Earnings allocated to redeemable preferred stock

Prior to our IPO in July 2021, the Company had two classes of common stock and participating securities, which include convertible preferred stock. The Company’s participating securities did not have a contractual obligation to share in the Company’s losses. Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. In periods of net income, after adjusting for accretion and dividends, net income is attributed to both common stockholders and participating security holders, as if all of the earnings for the period had been distributed. Diluted earnings per share under the two-class method is calculated using the more dilutive of the treasury stock or the two-class method.

Comprehensive (Loss) income

All components of comprehensive income, including net income (loss), are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments and foreign currency translation adjustments.

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change
(in thousands, except share amounts, per-share data and percentages)	2021	2020	($)	(%)
Sales	$22,593	$14,678	$7,915	53.9%
Cost of sales	18,076	12,973	5,103	39.3
Gross profit	$4,517	$1,705	$2,812	164.9%
Operating expenses:
Selling, general and administrative	32,805	15,176	17,629	116.2
Research and development	24,499	21,934	2,565	11.7
Loss on sale of equipment	—	7	(7)	(100.0)%
Total operating expenses	57,304	37,117	20,187	54.4
Loss from operations	$(52,787)	$(35,412)	$(17,375)	49.1%
Other income (expense):
Change in fair value of warrants	2,717	63,011	(60,294)	(95.7)
Expiration of warrants	5,018	—	5,018	—
Interest expense	(3,682)	(510)	(3,172)	621.9
Interest and other income	54	543	(489)	(90.1)
Total other income (expense), net:	4,107	63,044	(58,937)	(93.5)%
(Loss) income before income taxes	(48,680)	27,632	(76,312)	(276.2)
Income tax expense	8	57	(49)	(86.8)
Net (loss) income	$(48,688)	$27,575	$(76,263)	(276.6)%
Accretion to redemption value of redeemable preferred stock and redeemable stock options	—	(24,209)	24,209	(100.0)
Net (loss) income attributable to common stockholders	(48,688)	3,366	(52,054)	(1,546.3)
Other comprehensive (loss) income
Unrealized loss on short-term investments	(7)	(49)	42	(85.6)
Foreign currency translation loss	(10)	—	(10)	—
Total other comprehensive (loss) income	(17)	(49)	32	(65.9)
Comprehensive (loss) income	$(48,705)	$27,526	$(76,231)	(276.9)%

Sales

Sales increased by $7.9 million to $22.6 million for the year ended December 31, 2021 from $14.7 million for the year ended December 31, 2020. The increase in sales was due to sales of 41 more LDDs and 3,857 more LALs.

Cost of sales

Cost of sales increased by $5.1 million, or 39.3%, to $18.1 million for the year ended December 31, 2021 from $13.0 million for the year ended December 31, 2020 due to the increase in the number of products sold and by the recording of a $2.4 million reserve for excess LAL inventory as a result of the recent introduction of an updated LAL including our ActivShield technology. Gross margin increased to 20.0% in the year ended December 31, 2021 from 11.6% due to improved operating leverage on a higher volume of units sold.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $17.6 million, or 116.2%, to $32.8 million for the year ended December 31, 2021, from $15.2 million for the year ended December 31, 2020. This increase was primarily attributable to an increase in selling and marketing personnel costs of $9.3 million due mainly to additional headcount as well as increased travel costs of $1.0 million and increased trade show costs of $0.7 million when compared to the year ended December 31, 2020, due to temporary reduction in travel costs caused by COVID-19 for the year ended December 31, 2020. General and administrative personnel expenses increased by $6.6 million due primarily to $2.4 million of increased costs related to operating as a public company, and $3.6 million related to increased headcount, reinstatement of incentive bonuses and increased stock-based compensation. Selling, general and administrative expenses reflected temporary reductions in salaries that were in place for the year ended December 31, 2020.

Research and development expenses

Research and development expenses increased by $2.6 million to $24.5 million for the year ended December 31, 2021 from $21.9 million for the year ended December 31, 2020, an increase of 11.7%. This increase was primarily attributable to an increase of $2.4 million in personnel costs due primarily to increased personnel headcount and reinstatement of incentive bonuses and an increase in stock-based compensation expense of $0.7 million.

Loss on sale of equipment

Loss on sales of equipment was $0 for the year ended December 31, 2021 as compared to $7.0 thousand for the year ended December 31, 2020.

Other income (expense)

Other income, net, decreased by $58.9 million to $4.1 million for the year ended December 31, 2021 from $63.0 million for the year ended December 31, 2020 primarily due to the revaluation of the fair value of warrant liabilities of $63.0 million for the year ended December 31, 2020, and for the year ended December 31, 2021, an increase of interest expense of $3.2 million from increased borrowings partially offset by a gain on expiration of preferred stock warrants classified as liabilities of $5.0 million.

Accretion to redemption value of redeemable preferred stock and redeemable stock options

No accretion to redemption value of redeemable preferred stock and redeemable stock options was recorded during the year ended December 31, 2021 due the determination that the redemption of these equity instruments was no longer probable in December 2020 when accretion ceased and the expiration of the Common W warrant on March 31, 2021. Accretion to redemption value of redeemable preferred stock and redeemable stock options was $24.2 million for the year ended December 31, 2020.

Other comprehensive income (loss)

Other comprehensive loss decreased by $32.0 thousand to a loss of $17.0 thousand for the year ended December 31, 2021 from a loss of $49.0 thousand for the year ended December 31, 2020 due primarily to a decrease of $42.0 thousand in unrealized loss on short-term investments.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $159.3 million. For the years ended December 31, 2021 and 2020, our net losses from operations were $52.8 and $35.4 million, respectively, and our net cash used in operating activities was $44.7 million and $35.2, respectively. We had an accumulated deficit of $479.3 million as of December 31, 2021.

Prior to our IPO, which we completed in July 2021, our primary sources of capital were private placements of preferred stock, a structured transaction with a strategic partner, debt financing and from sales of our products.

On July 29, 2021, the Company completed its IPO through an underwritten sale of 7,350,000 shares of its common stock at a price of $16.00 per share. The aggregate net proceeds from the offering, inclusive of an additional 898,549 common shares sold upon the partial exercise of the underwriters’ over-allotment option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $120.0 million. On July 29, 2021, the Company restated its certificate of incorporation and bylaws which provide for, among other things, the Company’s authorized capital stock to consist of 900,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of convertible preferred stock, par value $0.001 per share. The restated certificate define the voting rights, dividends, liquidation, rights and preferences of each class of stock.

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
•
debt service requirements;
•
operating and finance lease payments for our facilities;
•
the extent to which we acquire or invest in businesses, products or technologies; and
•
the impact of the COVID-19 pandemic.

Based on our current planned operations, we expect that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for the next 12 months after the date our most recent financial statements were issued. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing from equity or debt securities, loans or collaborative agreements and ultimately achieve profitable operations. In the long-term it is likely we will require additional financing from debt or equity to satisfy our liquidity requirements, fund working capital and pay our obligations. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us, if at all. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating activities, which may have a material adverse effect on our business and/or results of operations and financial condition. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available on reasonable terms, or at all.

See Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K for additional risks associated with our substantial capital requirements and .Note 15 - Leases and Note 18 - Subsequent Events in the “Notes to

Consolidated Financial Statements” section titled “Leases” in Note 15 to our consolidated financial statements included in Part II - Item 8 in this Annual Report on Form 10-K for additional information.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(44,708)	$(35,203)
Investing activities	(81,907)	15,591
Financing activities	137,342	25,237
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(10)	—
Net increase in cash, cash equivalents and restricted cash	$10,717	$5,625

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $44.7 million, consisting primarily of a net loss of $48.7 million, a non-cash gain on expiration of an unexercised warrant of $5.0 million, an increase in operating assets and liabilities of $2.7 million, offset by non-cash stock-based compensation of $7.6 million and depreciation and amortization of $4.0 million and the provision for obsolete and excess inventory of $2.4 million.

Net cash used in operating activities for the year ended December 31, 2020 was $35.2 million, consisting primarily loss from operations of $35.4 million, an increase in operating assets and liabilities of $7.8 million and offset by non-cash stock-based compensation of $4.2 million and depreciation and amortization of $3.9 million.

Cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2021 was $81.9 million, consisting of net purchases of short-term investments of $80.0 million and purchases of property and equipment of $1.9 million.

Net cash provided by investing activities for the year ended December 31, 2020 was $15.6 million, consisting of net maturities in short-term investments of $18.1 million, offset by net purchases of property and equipment of $2.5 million.

Cash from financing activities

Net cash from financing activities for the year ended December 31, 2021 was $137.3 million, consisting primarily of net proceeds from the IPO of $119.6 million and a draw on the Company’s term loan of $15.0 million and proceeds from stock options exercised of $1.6 million.

Net cash from financing activities for the year ended December 31, 2020 was $25.2 million, consisting of a draw on the Company’s term loan of $25.0 million, net, proceeds of stock options and warrants exercised of $1.1 million, offset in part by principal payments on finance lease liabilities of $0.1 million.

Term Loan

In October 2020, we entered into a loan and security agreement, or the (“Term Loan”), with Bank of America, as collateral agent, and Oxford Finance LLC, or Oxford Finance, as lender. The Term Loan provides for a tranche one loan advance in the amount of $25.0 million, which was fully funded on the closing date by the lender, a second tranche of $5.0 million in the first quarter of 2021, which was advanced on March 29, 2021, and a third tranche of $10.0 million in the second quarter of 2021, which was advanced on June 28, 2021. The Term Loan also provides for an additional two tranches in the amount of $5.0 million each in 2021, which were not advanced. A final tranche in an amount of $10.0 million is available in the first quarter of 2022, which we do not intend to borrow. We refer to our tranche one loan advance, tranche two loan advance and tranche three loan advance collectively as our credit facility.

The Term Loan is secured by substantially all of our personal property other than our intellectual property, but includes any accounts receivable, other amounts owed and any proceeds of intellectual property. We also entered into a negative pledge arrangement with the collateral agent and lenders where we agreed not to encumber any of our intellectual property. Outstanding borrowings under the credit facility bear interest at an annual rate equal to the greater of (i) the Wall Street Journal 30-day LIBOR plus 9.09% and 0.16% or (ii) 9.25%. At our election, we may also switch to an interest rate equal to 10.25% plus the greater of (i) The Wall Street Journal Prime rate or (ii) 7%. The interest rate resets monthly on the last day of the month prior to the month in which interest accrues, and an actual/360-day convention applies. If we are considered to be in default, additional interest of 5% applies. Through December 1, 2023, which is the interest-only period, we are required to make interest-only payments. The interest- only period may be extended to December 1, 2024.

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

Borrowings under the credit facility are pre-payable at any time without penalty; however, the loan must be prepaid in full or in part one time in an amount not less than $5.0 million and amounts prepaid may not be subsequently reborrowed. The Company did not fully prepay the loan by December 31, 2021, and accordingly became subject to an additional fee (the “Exit Fee”). The fee is 3% of the original loan amount if prepaid between January 1, 2022, and October 31, 2022 ($750 thousand); 4% if prepaid between November 1, 2022 and October 31, 2023 ($1.0 million); and 5% ($1.25 million) if paid subsequently, including at maturity. The loan may be accelerated by Oxford in the event of a default. The Term Loan also includes certain customary affirmative and negative covenants, including certain financial covenants if the lenders make us the additional tranche advances. We were in compliance with all covenants under the Term Loan as of December 31, 2021.

We also have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.3 million and $0.4 million as of December 31, 2021 and 2020, respectively.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which may affect our future financial statement presentation, financial condition, results of operations and cash flows. Our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

There were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus filed with the SEC in accordance with Rule 424(b) of the Securities Act on July 29, 2021 in connection with our IPO. We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation and determination of fair value of common stock have the most significant impact on our consolidated financial statements. We believe that the following accounting policies we use are the most critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Revenue recognition

Our revenues from sales are generated from the sale of light adjustable intraocular lenses, the LAL, used in cataract surgery along with a specifically designed machine for delivering light to the eye, the Light Delivery Device (“LDD”), to adjust the lens post-surgery, as needed. Revenue from sales is recognized from products sold in the U.S. and Europe. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices.

We recognize revenue from sales when promised goods or services are transferred to customers at a transaction price that reflects the consideration to which we expect to be entitled in exchange for those goods and services. Specifically, we apply the following five steps to recognize revenue from sales: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue from sales when, or as, we satisfy a performance obligation. We apply the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, we assess the goods promised within each customer contract to determine the individual deliverables in its product offerings as separate performance obligations and assesses whether each promised good or service is distinct. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. We recognize revenue from sales as the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. We elected to account for shipping costs as fulfillment costs rather than a promised service and exclude from revenue any taxes collected from customers that are remitted to government authorities.

Our LDD contracts contain multiple performance obligations bundled for one transaction price, with all obligations generally satisfied within one year. For these bundled arrangements, we account for individual products and services as separate performance obligations if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Our LDD contracts include a combination of the following performance obligations: (1) LDD capital asset and related components, (2) training and (3) device service (initial year). Each of these three performance obligations are considered distinct. The LDD capital asset is distinct because the customer can benefit from it together with other resources that are readily available to the customer. Training on the use of the machine is offered as a distinct activity after installation of the LDD to enhance the customer’s ability to utilize the machine by having an industry professional provide best practices and customize training to the specific needs of the customer. Each LDD comes with a twelve-month manufacturer’s warranty (service-type) that includes preventative maintenance, unscheduled service (labor and parts) and software updates. After the first year, service contracts can be purchased separately on a standalone basis. We recognize revenue as performance obligations are satisfied by transferring control of the product or service to a customer. Specifically, revenue for the LDD capital asset is recognized at a point in time at installation. Revenue for training is also recorded at a point in time, generally 30 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12 months. We have determined that the transaction price is the invoice price, net of adjustments, if any. The allocation to the separate performance obligations is based upon the relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. We estimate the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. The Company regularly reviews and updates standalone selling prices as necessary.

LALs are held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the year ended December 31, 2021 and 2020, credits related to returns and rebates on list prices were not significant.

The Company adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts.

Stock-based compensation

We account for stock-based payments at fair value. For stock-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for such awards is the date of grant and the expense is recognized on a straight-line basis, over the expected vesting period. For stock-based awards that vest subject to a performance condition, we recognize compensation cost for awards if and when we conclude that it is probable that the awards with a performance condition will be achieved on an accelerated attribution method. We account for forfeitures as they occur.

We calculate the fair value measurement of stock options using the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is complex, subjective and generally requires significant judgment.

Fair value of common stock—see the subsection titled “Determination of fair value of common stock” below.

Expected Term—The expected term represents the period that we expect our stock-based awards to be outstanding. We used the simplified method (based on the mid-point between the vesting date and the end of the contractual term) to determine the expected term.

Expected Volatility—Since we were privately held and did not have any trading history for our common stock, nor do we have a long trading history since the IPO in July of 2021, the expected volatility was estimated based on the average historical volatilities for comparable publicly traded medical device companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Dividend Yield—We have never paid dividends on common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

See Note 12 - Stock Based Compensation Expense to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Determination of fair value of common stock

We are required to estimate the fair value of the common stock underlying our stock-based awards. Prior to our IPO in July 2021, the fair value of our common stock underlying share-based awards was estimated on each grant date by our Board of Directors. In order to determine the fair value of our common stock underlying option grants, our Board of Directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Prior to the IPO, we considered an input to the pricing models in determining the fair value of our common stock, a critical accounting estimate.

For all grants subsequent to our IPO in July 2021, the fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Market.

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

Recent accounting pronouncements

See the section titled “Summary of Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements included in Part II - Item 8 in this Annual Report on Form 10-K for additional information.

Emerging growth company and smaller reporting company status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, presenting only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering (i.e. December 31, 2026); (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RxSight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RxSight, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), redeemable common stock, stock options, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2015.

Irvine, California

March 8, 2022

RxSIGHT, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$24,361	$13,994
Short-term investments	134,971	54,981
Accounts receivable	4,862	2,865
Inventories	8,032	8,288
Prepaid and other current assets	4,069	1,372
Total current assets	176,295	81,500
Property and equipment, net	11,217	13,287
Operating leases right-of-use assets	4,284	5,319
Restricted cash	811	461
Other assets	114	110
Total assets	$192,721	$100,677
Liabilities, redeemable common stock, stock options, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,689	$1,134
Accrued expenses and other current liabilities	7,859	4,174
Warrant liability	—	5,018
Lease liabilities	1,529	1,274
Total current liabilities	11,077	11,600
Long-term warrant liability	—	3,828
Long-term lease liabilities	3,642	5,079
Term loan, net	39,760	24,399
Total liabilities	54,479	44,906
Commitments and contingencies (Note 16)
Redeemable common stock:
Common stock, $0.001 par value, no shares authorized, issued or outstanding as of December 31, 2021 and 24,545,966 shares authorized, 3,813,450 shares issued and outstanding as of December 31, 2020	—	80,780
Notes receivable for common stock issued	—	(803)
Redeemable stock options	—	53,085
Convertible preferred stock:
Preferred stock, $0.001 par value, no shares authorized, issued or outstanding as of December 31, 2021 and 16,572,792 shares authorized, 14,376,272 shares issued and outstanding as of December 31, 2020 (redeemable)	—	353,300
Stockholders' equity (deficit):
Common stock, $0.001 par value, 900,000,000 shares authorized, 27,366,746 shares issued and outstanding as of December 31, 2021	27	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	617,511	—
Series G common stock, $0.001 par value, no share authorized or outstanding as of December 31, 2021 and 1 share authorized, issued and outstanding as of December 31, 2020	—	—
Series W common stock, $0.001 par value, no share authorized, issued or outstanding as of December 31, 2021 and 1 share authorized and no share outstanding as of December 31, 2020	—	—
Accumulated other comprehensive loss	(20)	(3)
Accumulated deficit	(479,276)	(430,588)
Total stockholders' equity (deficit)	138,242	(430,591)
Total liabilities, redeemable common stock, stock options, convertible preferred stock and stockholders' equity (deficit)	$192,721	$100,677

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Sales	$22,593	$14,678
Cost of sales	18,076	12,973
Gross profit	4,517	1,705
Operating expenses:
Selling, general and administrative	32,805	15,176
Research and development	24,499	21,934
Loss on sale of equipment	—	7
Total operating expenses	57,304	37,117
Loss from operations	(52,787)	(35,412)
Other income (expense):
Change in fair value of warrants	2,717	63,011
Expiration of warrant	5,018	—
Interest expense	(3,682)	(510)
Interest and other income, net	54	543
(Loss) income before income taxes	(48,680)	27,632
Income tax expense	8	57
Net (loss) income	(48,688)	27,575
Accretion to redemption value of redeemable preferred stock and redeemable stock options	—	(24,209)
Net (loss) income attributable to common stockholders	(48,688)	3,366
Other comprehensive loss
Unrealized loss on short-term investments	(7)	(49)
Foreign currency translation loss	(10)	—
Total other comprehensive loss	(17)	(49)
Comprehensive loss (income)	$(48,705)	$27,526
Net (loss) income per share:
Attributable to common stock, basic	$(3.57)	$0.91
Attributable to common stock, diluted	$(3.57)	$0.15
Attributable to Series G common stock, basic	$—	$(0.39)
Attributable to Series G common stock, diluted	$—	$(0.62)
Weighted-average shares used in computing net income (loss) per share:
Attributable to common stock, basic	13,625,044	3,707,207
Attributable to common stock, diluted	13,625,044	5,532,305
Attributable to Series G common stock, basic and diluted	—	1

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, STOCK OPTIONS,

CONVERTIBLE PREFERED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except number of shares)

			Notes receivable for redeemable		Convertible					Notes receivable for	Accumulated other
	Redeemable common stock		common stock	Redeemable	preferred stock		Common stock		Additional paid-in	common stock	comprehensive	Accumulated	Total stockholders'
	Shares	Amount	issued	stock options	Shares	Amount	Shares	Amount	capital	issued	income (loss)	deficit	deficit
Balance at December 31, 2019	3,563,884	$56,422	$(855)	$59,631	14,374,455	$327,581	1	$-	$-	$-	$46	$(419,855)	$(419,809)
Exercise of stock options	249,566	6,075	-	(5,083)	-	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	1,817	47	-	-		-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	4,185	-	-	-	4,185
Accretion to redemption value of redeemable stock options	-	-	-	(1,463)	-	-	-	-		-		1,461	1,461
Accretion to redemption value of redeemable stock	-	18,283	-		-	25,672	-	-	(4,185)	-	-	(39,769)	(43,954)
Change in notes receivable for common stock issued			52	-	-	-	-	-		-	-	-	-
Unrealized loss on short-term investments and cash equivalents, net of tax	-	-	-	-	-	-	-	-		-	(49)		(49)
Net income					-	-	-	-	-	-	-	27,575	27,575
Balance at December 31, 2020	3,813,450	$80,780	$(803)	$53,085	14,376,272	$353,300	1	$-	$-	$-	$(3)	$(430,588)	$(430,591)
Exercise of stock options	280,545	6,922	-	(5,715)		-	83,958	-	347	-	-	-	347
Stock-based compensation expense	-	-	-	-	-	-	-	-	7,575	-	-	-	7,575
Proceeds from notes receivable	-	-	-	-	-	-	-	-		136	-	-	136
Surrender of common stock in exchange for cancellation of note receivable	-	-	-	-	-		(11,011)	-	(229)	229	-	-	-
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	(4,093,995)	(87,702)	817	-			4,093,995	4	87,698	(817)	-	-	86,885
Reclassification of redeemable common stock options to common stock options	-	-	-	(47,370)			-	-	47,370	-	-	-	47,370
Change in notes receivable for common stock issued	-	-	(14)	-	-	-				452	-	-	452
Exercise of preferred stock warrants, net of shares withheld for exercise price	-	-	-	-	100,261	3,912			(2,011)	-	-	-	(2,011)
Conversion of preferred stock to common stock upon initial public offering, net of fractional shares settled for $11	-	-	-	-	(14,476,533)	(357,212)	14,951,254	15	357,187	-	-	-	357,202
Issuance of common stock in connection with initial public offering, net of issuance costs of $12.4 million	-	-	-	-	-	-	8,248,549	8	119,574	-		-	119,582
Unrealized loss on short-term investments and cash equivalents, net of tax	-	-	-	-	-	-	-	-		-	(7)	-	(7)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-		-	(10)	-	(10)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(48,688)	(48,688)
Balance at December 31, 2021	-	$-	$-	$-	-	$-	27,366,746	$27	$617,511	$-	$(20)	$(479,276)	$138,242
The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Operating Activities:
Net (loss) income	$(48,688)	$27,575
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,975	3,853
Amortization of right-of-use lease assets	13	159
Amortization of debt issuance costs and premium	493	85
Change in fair value of warrants	(2,717)	(63,011)
Gain on expiration of warrant	(5,018)	—
Amortization of discount on short-term investments	(30)	(446)
Stock-based compensation	7,575	4,185
Gain on sale of equipment	—	7
Provision for excess and obsolete inventory	2,367	238
Change in operating assets and liabilities:
Accounts receivable	(1,996)	(2,076)
Inventories	(2,111)	(1,307)
Prepaid and other assets	(2,809)	180
Accounts payable	555	(954)
Accrued expenses and other liabilities	3,683	(3,691)
Net cash used in operating activities	(44,708)	(35,203)
Investing Activities:
Purchases of property and equipment	(1,940)	(2,539)
Proceeds from sale of equipment	—	3
Maturity of short-term investments	80,000	116,000
Purchase of short-term investments	(159,967)	(97,873)
Net cash (used in) provided by investing activities	(81,907)	15,591
Financing Activities:
Proceeds from term loan	15,000	25,000
Payments of debt issuance costs	(132)	(687)
Proceeds from exercise of preferred stock warrants	790	23
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	119,582	—
Principal payments on finance lease liabilities	(27)	(142)
Change in notes receivables for redeemable common stock issued	575	51
Proceeds from exercise of stock options	1,554	992
Net cash provided by financing activities	137,342	25,237
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(10)	—
Net increase in cash, cash equivalents and restricted cash	10,717	5,625
Cash, cash equivalents and restricted cash - beginning of period	14,455	8,830
Cash, cash equivalents and restricted cash - end of period	$25,172	$14,455
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,269	$987
Cash paid for income taxes	$20	$61
Cash paid for interest on financing leases	$5	$14
Cash paid for interest on term loan	$3,182	$411
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$126	$1,953
Finance lease	$—	$48
Lease obligations recorded for right-of-use assets:
Operating lease	$126	$1,953
Finance lease	$—	$48
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	$30	$40
Accretion to redemption value of redeemable stock and stock options	$—	$38,308
Payment-in-kind interest income added to principal of notes receivable	$28	$54
Reclassification from warrant liability to additional paid-in capital for warrants exercised	$1,111	$24
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	$87,702	$—
Reclassification of redeemable common stock options to common stock options	$47,370	$—
Conversion of preferred stock to common stock upon initial public offering	$357,202	$—
Deferred initial public offering costs recorded to additional paid in capital	$3,156	$—

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Basis of Presentation

Description of Business

RxSight®, Inc. (the “Company”) is a Delaware corporation headquartered in Aliso Viejo, California with two wholly owned subsidiaries. One subsidiary is located in Amsterdam, Netherlands, with registered branches in the United Kingdom and Ireland. The Ireland registered branch was closed in 2020. The Netherlands entity also has a wholly owned subsidiary in Germany. A second subsidiary located in Tijuana, Mexico was also closed in 2020. The Company is engaged in the research and development, manufacture and sale of light adjustable intraocular lenses used in cataract surgery along with capital equipment used with the lenses.

The Company’s products, which include the light adjustable lens (“LAL”®) and a specially designed machine for delivering light to the eye, the Light Delivery Device (“LDD™”), are approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) for sale in the U.S. and have regulatory approval in the U.S and Europe. The Company began marketing its products in the U.S. during the second quarter of 2019 and in Europe during the third quarter of 2019. The LAL is a premium intraocular lens (“IOL”) which is partially reimbursable under Medicare. The Company competes with other IOLs in the premium market in the U.S. and Europe.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of RxSight, Inc. and its wholly-owned subsidiaries, RxSight, B.V., located in the Netherlands, and RxSight GmbH, located in Germany. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Initial Public Offering (“IPO”) and Reverse Stock Split

On July 22, 2021, the Company’s Board of Directors approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s common stock, excluding Series G and Series W common stock, and convertible preferred stock on a 1-for-10.33 basis (the “Reverse Stock Split”). The par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split was effected on July 23, 2021. Accordingly, all common stock, excluding Series G and Series W common stock, options to purchase common stock, convertible preferred stock, share data, per share data and related information contained in the accompanying condensed consolidated financial statements and notes have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The Reverse Stock Split resulted in an adjustment to the convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion.

On July 29, 2021, the Company completed the IPO through an underwritten sale of 7,350,000 shares of its common stock at a price of $16.00 per share. The aggregate net proceeds from the offering, inclusive of an additional 898,549 common shares sold upon the partial exercise of the underwriters’ over-allotment option, after deducting underwriting discounts and commissions of $9.2 million and other offering costs of $3.2 million, were approximately $120.0 million. On July 29, 2021, the Company restated its certificate of incorporation and bylaws which provide for, among other things, the Company’s authorized capital stock to consist of 900,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of convertible preferred stock, par value $0.001 per share. The restated certificate defines the voting rights, dividends, liquidation, rights and preferences of each class of stock.

Immediately prior to the completion of the IPO, 14,376,272 outstanding shares of the Company's convertible preferred stock were converted into an aggregate of 14,725,309 shares of common stock and 225,945 warrants to purchase Series H convertible preferred stock were exercised and converted into 100,261 shares of common stock.

Liquidity and Financial Position

As of December 31, 2021, the Company has cash, cash equivalents and short-term investments of $159.3 million.

The Company began generating revenue from its principal operations in June 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the years ended December 31, 2021 and 2020, the Company incurred losses from operations of $52.8 million and $35.4 million, respectively. Due to the Company’s continuing research and development activities and investment in sales and marketing activities to increase product market acceptance, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing capital resources, including the net proceeds from the IPO in July 2021, will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements, though the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of December 31, 2021 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

COVID-19

The Company has been actively monitoring the novel coronavirus, or COVID-19, situation and its impact. In response to the pandemic, numerous state and local jurisdictions imposed “shelter-in-place” orders, quarantines and other restrictions. Starting in March 2020 in the United States, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled. Similarly, in March 2020, the governor of California, where the Company’s headquarters is located, issued “stay at home” orders limiting non-essential activities, travel and business operations. Such orders and restrictions resulted in reduced operations at the Company’s headquarters, slowdowns and delays, travel restrictions and cancellation of events. These orders and restrictions significantly decreased the number of procedures performed using the Company’s products starting in March of 2020 and continuing through 2021.

In response to the impact of COVID-19, the Company implemented a variety of measures to help manage through the impact and position it to resume operations quickly and efficiently once these restrictions were lifted. These measures included: remote work as needed, suspension of non-essential travel, restrictions on in-person work-related meetings, the wearing of personal protective equipment, social distancing, increased facility cleaning and air purification in all of the Company’s buildings and daily health monitoring of all Company employees to prevent or contain COVID-19 exposure. In addition, the Company took steps to preserve liquidity, reduce expenses and monitor operations to mitigate the impact on its current and future financial condition. The impact of COVID-19 continues to evolve and its impact on the Company’s business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship.

Note 2 – Summary of Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make informed estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and disclosures in the accompanying notes as of the date of the accompanying consolidated financial statements. On an on-going basis, management evaluates the most critical estimates and assumptions for continued reasonableness. These estimates and assumptions involve judgments with respect to numerous factors that are difficult to predict. Actual results may differ materially from the estimates used in the preparation of the accompanying consolidated financial statements under different assumptions or conditions.

Significant accounting policies

There have been no significant changes to the accounting policies during the year ended December 31, 2021 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Company's prospectus filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on July 29, 2021 in connection with our IPO.

Cash Equivalents

Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase that can be liquidated without prior notice or penalty to be cash equivalents.

Short-term Investments

Short-term investments are classified based on the maturity date of the related securities. Based on the nature of the assets, the Company’s short-term investments, which are government securities, are classified as available-for-sale and are recorded at their estimated fair value as determined by prices for identical or similar securities at the balance sheet date. The Company’s short-term investments consist of Level 1 and Level 2 financial instruments in the fair value hierarchy. Unrealized gains and losses are recorded as a component of other comprehensive loss within stockholders’ equity (deficit) on the consolidated balance sheets. Realized gains and losses are included as other income (expense) in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company periodically reviews its investments for unrealized losses other than credit losses and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In determining whether the carrying value is recoverable, management considers the following factors:

•
whether the investment has been in a continuous realized loss position for over 12 months;
•
the duration to maturity of investments;
•
intention and ability to hold the investment to maturity and if it is not more likely than not that the investment will be required to sell the investment before recovery of the amortized cost bases;
•
the credit rating, financial condition and near-term prospects of the issuer and
•
the type of investments made.

The Company had $9,000 and $2,000 of unrealized losses related to short-term investments as of December 31, 2021 and 2020, respectively. The Company’s short-term investments consist of Level 2 financial instruments in the fair value hierarchy.

Restricted Cash

Restricted cash consists of cash held as collateral for a letter of credit as security for future facility lease payments and corporate credit cards at the Company’s bank. Restricted cash increased $350,000 during the year ended December 31, 2021 to $811,000 as required for these operating activities.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount reported in the Consolidated Statement of Cash Flows for the years ended December 31, 2021 and 2020 (in thousands).

	Year ended December 31,
	2021	2020

Cash and cash equivalents	$24,361	$13,994
Restricted cash	811	461
Cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$25,172	$14,455

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company’s policy is to invest cash in institutional money market funds and marketable securities of the U.S. government to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and short-term investments in money market funds and U.S. treasury bills. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. The Company has not experienced material losses on cash equivalents and short-term investments.

The Company’s products require approval from the FDA and foreign regulatory agencies before commercial sales can commence. There can be no assurance that the Company’s products will receive any of these required approvals. The denial or delay of such approvals may have a material adverse impact on the Company’s business and may impact business in the future. In addition, after approval by the FDA, there is still an ongoing risk of adverse events that did not appear during the device approval process.

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, new technological innovations, clinical development risk, establishment of appropriate commercial partnerships, protection of proprietary technology, compliance with government and environmental regulations, uncertainty of market acceptance of our products, product liability and the need to obtain additional financing.

The Company is subject to the risks related to the global pandemic associated with COVID-19, including local, state, federal and other world-wide mandates imposed to reduce the spread of the virus which could interrupt or reduce the number of cataract surgeries, limit access to ambulatory surgery centers, doctors’ offices and manufacturing facilities, and the expansion of global lead times, particularly in Europe and Asia, leading to a supply interruption from our suppliers. In addition, the Company is currently experiencing inflation and longer lead times and limited availability in its supply chain for certain components and has continued exposure to price and supply risk related to anticipated purchases of certain commodities, materials and products used in its business.

Accounts Receivable

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are presented net of allowances for credit losses. Accounts receivable are generally due 30 days after invoicing. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. The allowance for credit losses is calculated quarterly and is developed using an aging of receivables where receivables are segregated into various categories based upon due date, and a historical loss percentage is applied to each category that is adjusted for current receivable composition, counterparty and specific risk and prevailing economic condition and supportable forecasted economic conditions. Once a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and has yet to experience a write-off of a receivable or uncollected receivable. The Company does not generally require collateral or other security on receivables. The Company has a diverse customer base and as of December 31, 2021, the Company did not have any customer who individually accounted for greater than 10% of accounts receivable. As of December 31, 2020, the Company had one customer who individually accounted for 35% of accounts receivable. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of December 31, 2021 and 2020.

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

Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities and term loan at December 31, 2021 and 2020 approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of that date.

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Raw materials are comprised of chemicals and parts used in the production of the Company's lenses, cartridges, and LDDs. Finished goods are comprised of lenses, cartridges, accessories and LDDs. Inventories are valued at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The carrying value of inventories is reviewed for potential impairment whenever indicators suggest that the cost of inventories exceeds the carrying value and management adjusts the inventories to its net realizable value. The cost of finished goods and work-in-process is comprised of raw materials, direct labor, other direct costs and related production overhead to the extent that these costs do not exceed the net realizable value of the goods produced. The Company periodically reviews inventories for potential impairment, estimated losses from obsolescence, material expirations or unmarketable inventories or excess inventories and writes down the cost of inventories to net realizable value at the time such determinations are made. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Long-Lived Assets

Property and equipment and leasehold improvements are recorded at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated over the estimated useful lives of the related assets, generally three to five years, using a straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or their estimated economic lives. Repairs and maintenance costs are charged directly to operations as incurred, while renewals and betterments are capitalized.

All long-lived assets are reviewed for impairment whenever circumstances such as events or changes in the business indicate that an asset or asset group’s carrying value may not be recoverable based on undiscounted future operating cash flows to be derived from their use. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss or a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets. Fair value is determined primarily using the discounted cash flows expected to be generated from the use of assets. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows.

Leases

Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the “Commencement Date”) based on the present value of lease payments over the lease term. The Company estimates the incremental borrowing rate based upon the cost of its own debt financing, current market interest rates and quoted offerings or the rate implicit in the lease. Operating lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the accompanying consolidated balance sheets. Landlord improvement allowances and other such lease incentives are recorded as property and equipment and as reduction of the right-of-use leased assets and are amortized on a straight-line basis as a reduction to operating lease costs. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the consolidated balance sheets.

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

The warrants were recorded on the accompanying consolidated balance sheets at their fair value on the date of issuance and were subject to re-measurement to fair value at each balance sheet date. Changes in fair value were recognized as a component of other income (expense) in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. Upon issuance of the Series W common stock warrant, the Company engaged valuation specialists to assist with determining its fair value using a Monte Carlo simulation approach. In addition, the Company engaged the valuation specialists to derive an estimated fair value of the preferred stock warrants using a probability weighted expected return model/option pricing model (“PWERM/OPM”) hybrid valuation model. Pursuant to the terms of the preferred stock warrants, upon the conversion of the class of preferred stock underlying the warrant, the warrants automatically become exercisable for shares of the Company’s common stock based upon the conversion ratio of the underlying class of preferred stock. The exercise of either the common stock warrant or consummation of a qualified initial public offering would result in the automatic conversion of all classes of the Company’s preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants would be classified as a component of equity and would no longer be subject to remeasurement. Accordingly, the Company continued to adjust the warrant liabilities for changes in fair value through the date of the conversion of the underlying convertible preferred stock into common stock which occurred upon the completion of the IPO in July 2021.

Deferred Offering Costs

The Company capitalized deferred offering costs consisting of all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the IPO. As of December 31, 2021, total deferred offering costs of $3.2 million were offset against IPO proceeds and reclassified to additional paid-in capital in the accompanying consolidated balance sheets.

Net (Loss) Income per Share

The Company computes basic net (loss) income per share for common stock using the two-class method required for companies with participating securities based upon the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, warrants and the shares issuable upon the conversion of preferred stock. Prior to the lapse of redemption features, for redeemable stock options and redeemable preferred stock, the calculation of diluted (loss) income per share includes an adjustment for the additional share of undistributed earnings and accretion to redemption value for the period that the common stockholders are entitled to if exercise is assumed. For warrants that are recorded as a liability in the accompanying consolidated balance sheets, the calculation of diluted (loss) income per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeded the exercise price of the warrants and the presumed exercise of the warrants was dilutive to (loss) income per share for the period, an adjustment was made to net (loss) income used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator was required to reflect the related dilutive shares, if any, under the treasury stock method.

The following tables show the computation of basic and diluted net (loss) income per share for 2021 and 2020 (in thousands, except number of shares):

	Year Ended December 31,
	2021	2020
Common Stock
Numerator:
Net (loss) income available to stockholders, basic	$(48,688)	$3,366
Effect of dilutive securities:
Redeemable stock options	—	(2,511)
Net (loss) income available to stockholders, diluted	$(48,688)	$855
Denominator:
Weighted-average shares outstanding, basic	13,625,044	3,707,207
Effect of dilutive securities:
Redeemable stock options	—	1,825,098
Weighted-average shares, diluted	13,625,044	5,532,305

Net (loss) income per share:
Attributable to common stock, basic	$(3.57)	$0.91
Attributable to common stock, diluted	$(3.57)	$0.15

Series G Common Stock
Numerator:
Net loss available to stockholder, basic	$—	$(0.39)
Effect of dilutive securities:
Redeemable preferred stock and warrants	$—	$(0.23)
Net loss available to stockholder, diluted	$—	$(0.62)
Denominator:
Weighted-average shares outstanding, basic and diluted	—	1
Basic net loss per share	$—	$(0.39)
Diluted net loss per share	$—	$(0.62)

The following weighted average outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their impact under the “treasury stock method” and “if-converted method” was anti-dilutive for the periods presented:

	Year Ended December 31,
	2021	2020
Redeemable preferred stock and warrants	—	14,883,489
Stock options issued and outstanding under the 2006 Stock Plan, 2015 Equity Incentive Plan and 2021 Equity Incentive Plan	2,144,860	1,444,611
Restricted stock units	223,716	—
Stock issuable in offering period under the Employee Stock Purchase Plan	8,248	—

Revenue Recognition

The Company’s revenue is generated from the sale of light adjustable intraocular lenses (“LAL”) used in cataract surgery along with a specifically designed machine for delivering light to the eye, the Light Delivery Device

(“LDD”), to adjust the lens post-surgery, as needed. Revenue is recognized from sales of products in the U.S. and Europe. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices.

The Company recognizes revenues when promised goods or services are transferred to customers at a transaction price that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Specifically, the Company applies the following five steps to recognize revenue: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. The Company applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods promised within each customer contract to determine the individual deliverables in its product offerings as separate performance obligations and assesses whether each promised good or service is distinct. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company recognizes revenue as the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. The Company elected to account for shipping costs as fulfillment costs rather than a promised service and excludes from revenue any taxes collected from customers that are remitted to government authorities.

The Company’s LDD contracts contain multiple performance obligations bundled for one transaction price, with all obligations generally satisfied within one year. For these bundled arrangements the Company accounts for individual products and services as separate performance obligations if they are distinct; that is, if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s LDD contracts include a combination of the following performance obligations: (1) LDD capital asset and related components, (2) training and (3) device service (initial year). Each of these three performance obligations are considered distinct. The LDD capital asset is distinct because the customer can benefit from it together with other resources that are readily available to the customer. Training on the use of the machine is offered as a distinct activity after installation of the LDD to enhance the customer’s ability to utilize the machine by having an industry professional provide best practices and customize training to the specific needs of the customer. Each LDD comes with a twelve-month manufacturer’s warranty (service-type) that includes preventative maintenance, unscheduled service (labor and parts) and software updates. After the first year, service contracts can be purchased separately on a standalone basis. The Company recognizes revenue as performance obligations are satisfied by transferring control of the product or service to a customer. Specifically, revenue for the LDD capital asset is recognized at a point in time at installation. Revenue for training is also recorded at a point in time, generally 30 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12 months. The Company has determined that the transaction price is the invoice price, net of adjustments, if any. The allocation to the separate performance obligations is based upon the relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. The Company regularly reviews and updates standalone selling prices as necessary.

LALs are held at customer sites on consignment. The single performance obligation is satisfied, and revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the years ended December 31, 2021 and 2020, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts.

For the years ended December 31, 2021 and 2020, revenue from contracts with customers consisted of the following (in thousands):

	Year ended December 31,
	2021	2020
LDD (including training)	$13,774	$10,159
LAL	8,163	4,256
Service warranty, service contracts, and accessories	656	263
	$22,593	$14,678

As of December 31, 2021 and 2020, the Company recognized contract liabilities on its consolidated balance sheets of $540,000 and $345,000, respectively, related to the service agreement performance obligation. Revenue for service agreements is recognized ratably over the term of each contract.

For the year ended December 31, 2021, the Company did not have any customers who individually accounted for greater than 10% of revenue. For the year ended December 31, 2020, the Company had one customer who individually accounted for approximately 27% of revenue.

Cost of Sales

Cost of sales consists of materials, labor and manufacturing overhead incurred to produce the Company’s products as well as the cost of shipping and handling. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management, including stock-based compensation. Cost of sales also includes depreciation expense for production equipment and certain direct costs such as royalty and license fee expenses.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities for new products and technology. The expenses include personnel-related costs, including compensation and benefits and stock-based compensation, consultants hired to perform research projects, costs incurred at clinical trial sites, regulatory and manufacturing engineering costs related to FDA premarket approval submission preparation, various laboratory and research supplies, write-off of pre-approved inventory utilized for clinical trial and research purposes, costs incurred in the development of manufacturing processes in excess of capitalizable value, fees paid to contract research organizations and direct FDA related costs. The Company also accrued the costs of ongoing clinical trials associated with programs that have been terminated or discontinued for which there is no future economic benefit at the time the decision is made to terminate or discontinue the program.

Stock-Based Compensation

The Company accounts for stock options on the date of grant to employees, directors and consultants based on the estimated fair value of the award, which requires the recognition of compensation expense for all equity-based payments, including stock options. The fair value of the awards is estimated using the Black-Scholes option-pricing model and recognized in expense in the consolidated statements of operations and comprehensive (loss) income over requisite service period, which is generally four years. The Company amortizes the stock-based compensation for equity awards with service conditions on a straight-line basis over the vesting period of the awards. Compensation cost for stock options with performance conditions is recognized based upon the probability of that performance condition being met. Forfeitures of unvested stock option awards are recognized as reductions of expense as they occur.

The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, such as the fair market value of the Company’s common stock, the risk-free interest rate, dividend yield, expected term and expected volatility:

•
Prior to the Company's shares being traded on the Nasdaq Global Market, the fair value of the Company’s common stock was determined by the Company’s Board of Directors (the “Board”) at the time of each option grant by considering a number of objective and subjective factors. These factors included the valuation of a select group of public peer group companies within the medical device industry that focus on technological advances and development that the Board believed were comparable to the Company’s operations. Operating and financial performance, the lack of liquidity of the common stock and trends in the broader economy and medical device industry also impacted the determination of the fair value of the common stock. In addition, the Company regularly engaged a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock. For all grants subsequent to the IPO in July 2021, the fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Market;
•
The risk-free interest rate used is based on the published U.S. Department of Treasury interest rates in effect at the time of stock option grant for zero coupon U.S. Treasury notes with maturities approximating each grant’s expected term;
•
The dividend yield is zero as the Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future;
•
The expected term for options granted is calculated using the “simplified method” and represents the average time that options are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award;
•
Expected volatility is derived from the historical volatilities of a select group of comparable peer companies, for a look-back period commensurate with the expected term of the stock options, as the Company has limited trading history of common stock.

As a result of the Special Redemption provisions of the Company’s Articles of Incorporation (adopted in October 2017), stock option awards were reflected in temporary equity in the accompanying consolidated balance sheets and statements of redeemable common stock, stock options, preferred stock and stockholders’ equity (deficit) at their redemption value. The redemption value was calculated as the estimated redemption amount at the estimated date of redemption less the stock option award strike price, recognized over the same period as the grant date fair value share-based compensation expense recorded in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Changes in the projected redemption value and redemption date were accounted for prospectively. The redemption value reflected in the accompanying financial statements was recorded as a reduction of permanent equity, and in the absence of retained earnings, first from additional paid-in capital and then from accumulated deficit.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are calculated at the beginning and end of the year; the change in the sum of the deferred tax asset, valuation allowance and deferred tax liability during the year generally is recognized as a deferred tax expense or benefit. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income in the period that includes the enactment date.

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history and reliability of forecasting. The Company recognized a valuation allowance on deferred tax assets as of December 31, 2021 and 2020 after evaluating that it is more likely than not that deferred tax assets will not be realized as of those dates.

The Company evaluates the accounting for uncertainty in income tax recognized in the consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2021 or 2020. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

The Company is required to file federal and state income tax returns in the United States, United Kingdom, Germany and Netherlands. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect on such jurisdictions, which could impact the amount of tax paid. An amount is accrued for the estimate of additional tax liabilities, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The accrual for uncertain tax positions is updated when more definitive information becomes available.

Comprehensive (Loss) Income

All components of comprehensive (loss) income, including net (loss) income, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Operating Segments

Operating segments are defined as components for which discrete financial information is available for evaluation by the chief operating decision maker to make resource allocation decisions and conduct performance assessments. The Company determined that it operates and manages its business (including its non-US subsidiaries) in one reportable segment: the research and development, manufacture and sale of light adjustable lenses and related capital equipment.

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). ASUs not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU 2018-15”) which changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid expense in the balance sheet and expensed over the term of the hosting arrangement. This standard was effective for the Company beginning January 1, 2021, and early adoption is permitted. The Company adopted ASU 2018-15 effective January 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” (“ASU No. 2020-06”) which is intended to simplify the accounting for convertible instruments. This new guidance eliminates certain models that require separate accounting for embedded conversion features and eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. Accordingly, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance can be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2022, and the adoption does not have a material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”, which to clarifies and reduces diversity in an issuer’s accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity being classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. This will be effective for fiscal years beginning after December 15, 2021, and interim periods within those years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period within those fiscal years. If an entity elects to early adopt the amendments in this update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company adopted ASU 2021-04 effective January 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of December 31, 2021
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
Government securities	$134,980	$(9)	$134,971

	As of December 31, 2020
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
Government securities	$54,983	$(2)	$54,981

All available-for-sale securities held as of December 31, 2021and 2020 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Finished goods	$4,451	$5,092
Raw materials	2,828	1,827
Work-in-process	868	1,685
	8,147	8,604
Less: reserve for excess and obsolete inventory	(115)	(316)
	$8,032	$8,288

At December 31, 2021 and 2020, finished goods included $1.8 million and $2.7 million of inventory held on consignment at customer sites, respectively.

Note 5 – Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$12,421	$11,153
Leasehold improvements	10,334	10,152
Construction in progress	1,118	1,474
Computer hardware and software	1,536	1,101
Production molds	1,268	867
Furniture and fixtures	853	855
Right-of-use equipment	32	58
	27,562	25,660
Less: Accumulated depreciation and amortization	(16,345)	(12,373)
	$11,217	$13,287

The Company recorded $4.0 million and $3.9 million in depreciation and amortization expense for the years ended December 31, 2021 and 2020, respectively.

Note 6 – Fair Value Measurements

The table and disclosures below (in thousands) present the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. See Note 9—Common Stock Warrant Liability and Note 11—Convertible Preferred Stock Warrants for more information on the inputs used for the fair value measurements of the warrant liabilities, including quantitative information about the significant unobservable inputs used in the fair value measurements of the warrant liabilities.

Money market funds are liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. U.S. Government securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities as of December 31, 2021 and 2020 approximate their related fair values due to the short-term maturities of these instruments.

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market securities	$21,390	$—	$—	$21,390
Government securities	—	134,971	—	134,971
Total assets at fair value	$21,390	$134,971	$—	$156,361

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market securities	$11,822	$—	$—	$11,822
Government securities	—	54,981	—	54,981
Total assets at fair value	$11,822	$54,981	$—	$66,803
Liabilities:
Common stock warrant liability	$—	$—	$(5,018)	$(5,018)
Redeemable convertible preferred stock warrant liability	—	—	(3,828)	(3,828)
Total liabilities at fair value	$—	$—	$(8,846)	$(8,846)

The Series W warrant fair value was determined by management, with input and assistance from a third-party valuation specialist, upon issuance and was revalued as of each reporting date until expiration. The valuation specialist utilized a Monte Carlo Simulation ("MCS") under the income method utilizing assumptions and financial data prepared by the Company. This valuation approach uses a discounted cash flow (“DCF”) method to calculate the starting equity value of the Company based upon future cash flow generation. The starting equity value of the Company was determined utilizing significant unobservable inputs, including (1) forecasted financial projections for the next five years developed by management, (2) a terminal value assigned using an exit multiple method, and (3) a discount rate based on the weighted average cost of capital. Then a simulated equity value of the Company as of the expected exercise date was determined using the MCS method. The MCS inputs included: (1) the assumed amount of time until the exercise of the warrant, (2) the risk-free interest rate over the period until the assumed warrant exercise, (3) the assumed volatility in the value of the equity of the company, and (4) the starting equity value of the Company as determined from the discounted cash flow method. In order to determine the overall value of the warrant, the valuation specialists also simulated the payments for sales-based, operating and regulatory milestones based upon similar inputs to determine the expected overall purchase price of the Company. The net difference between the expected purchase price and the average simulated equity value determines the “option payoff”. Finally, management assigned a probability that the warrant would be exercised, which was applied to the present value of the “option payoff” to arrive at the recorded value reflected in the accompanying consolidated financial statements. The Series W warrant expired unexercised on March 31, 2021 and the remaining fair value of $5.0 million was recorded in the Consolidated Statement of Operations and Comprehensive (Loss) Income for the twelve months ended December 31, 2021.

The fair value of the preferred stock warrants was determined by management, with input and assistance from a third-party valuation specialist using a PWERM/OPM hybrid valuation model. This method essentially utilizes a combination of market and income method approaches for each part of the calculation of enterprise value using assumptions and financial data prepared by the Company and combines them in a probabilistic manner. The valuation considered several future scenarios for the Company, each of which assumed a shareholder exit either through initial public offering, sale (“M&A”) or dissolution. Based upon the current initial public offering market, M&A values for private companies and the historical likelihood of dissolution or no exit, the Company concluded that the probabilities and time frames were reasonable. Implicit in the timing used in the application of the PWERM/OPM Hybrid Method is also the possibility of no exit. The option pricing model's significant unobservable inputs included: (1) the assumed time until a liquidity event, (2) the risk-free interest rate over the period until the assumed liquidity event, (3) the assumed volatility in the value of the equity of the company (which corresponds to the model's underlying asset volatility), (4) the enterprise value and preferred investment amount and (5) the key price points in the Company's capital structure in terms of exit levels on the assumed liquidation date. A significant increase (decrease) in any of these inputs in isolation, particularly the estimated price of the Company’s preferred stock, would have resulted in a significantly higher (lower) fair value measurement.

The following table sets forth changes in the estimated fair values for the Company’s warrant liabilities measured using significant unobservable inputs (in thousands):

	Year ended December 31,
	2021	2020
Beginning of period	$8,846	$71,881
Exercise of preferred stock warrants	(1,111)	(24)
Expiration of common stock warrant	(5,018)	—
Change in fair value of common stock warrant	—	(64,628)
Change in fair value of preferred stock warrants	(2,717)	1,617
End of period	$—	$8,846

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Employee compensation and benefits	$5,916	$2,943
Vendor invoices	871	745
Contract liabilities	618	417
Accrued interest	319	—
Other	135	69
	$7,859	$4,174

Note 8 – Term Loan

On October 29, 2020, the Company entered into a loan facility (“Term Loan”) with an initial draw of $25.0 million. Proceeds were used to help fund the Company’s ongoing operations. In March 2021, the Company drew an additional $5.0 million from the facility for the purpose of funding ongoing operations. In June 2021, the Company drew an additional $10.0 million from the facility for the purpose of funding ongoing operations. Another $10.0 million of the term-loan facility was available for additional draws during 2021, which were not borrowed and $10.0 million is to be available in the first quarter of 2022, if the Company reaches certain sales milestones.

The Term Loan is secured by substantially all of the Company’s assets, including a negative lien on the Company’s intellectual property assets. The Company is subject to various standard covenants, such as quarterly reporting, annual audits, submission of annual projections and limitations on dividends, further investments and indebtedness. The Term Loan also contains a covenant (“Performance to Plan”) that provides that, beginning on March 31, 2022 and measured monthly, the Company must achieve trailing twelve-month revenue equal to or greater than 50% of the Company’s annual operating budget as approved by the Company’s Board of Directors and the lender. In July 2021, the Company completed its initial public offering with greater than $70.0 million in proceeds, which allowed the Company to continue either the Performance to Plan covenant or may replace it with a positive lien on its intellectual property.

Interest for all borrowings under the Term Loan is determined as the greater of (1) 9.25% or (2) 9.09% plus the greater of 30-day LIBOR published in the Wall Street Journal and 0.16%. The Company may elect an interest rate equal to 10.25% plus the greater of (1) the Wall Street Journal Prime rate or (2) 7%. The interest rate resets monthly on the last day of the month prior to the month in which interest accrues, and an actual/360-day convention applies. If the Company is considered to be in default as defined by the Term Loan, additional interest of 5% applies. The LIBOR rate is subject to change to another basis, presently undetermined, when LIBOR ceases to exist.

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

The Term Loan is prepayable at any time without penalty; however, the loan must be prepaid in full or in specific increments, and amounts prepaid may not be subsequently reborrowed. The loan may also be accelerated by the lender in the event of a default.

As the loan was not fully prepaid by December 31, 2021, the Company became subject to an additional fee (the “Exit Fee”). The fee is 3% of the original draw amount if prepaid between January 1, 2022 and October 31, 2022 ($750,000), 4% if prepaid between November 1, 2022 and October 31, 2023 ($1.0 million) and 5% ($1.25 million) if paid subsequently, including at maturity. The Exit Fee is being accreted to the carrying value of the debt as a debt premium and interest expense over the life of the loan using the effective interest method. Third-party professional service fees totaling $819,000 were incurred by the lender and the Company that are directly attributable to execution of the Term Loan transaction. These issuance costs have been recorded as a discount to the carrying amount of the debt and are being amortized to interest expense over the effective term of the debt using the effective interest method.

As of December 31, 2021, annual principal payments due under the Term Loan were as follows (in thousands):

Year Ended December 31,
2022	$—
2023	1,739
2024	20,870
2025	17,391
2026	—
Total	40,000
Less: unamortized issuance costs and exit fee	(240)
Term loan, net	$39,760

During 2021 and 2020, cash interest paid for all borrowings under the Term Loan was 9.25%. The effective interest rate for the year ended December, 31 2021 and 2020 was 10.90% and 11.31%, respectively. As of December 31, 2021 and 2020, the Company was in compliance with all covenants.

Note 9 – Common Stock Warrant Liability

Warrant agreement and share purchase agreement

On October 12, 2017, the Company issued a “Strategic Partner” a warrant to purchase Series W common stock (the “Warrant Agreement”) for a non-refundable payment of $60.0 million. This Series W common stock warrant (the “Series W Warrant”) had an initial expiration date of December 31, 2018 unless extended as provided for in the Warrant Agreement. On December 27, 2018, the Strategic Partner chose to extend the expiration date of the Series W Warrant, by making an additional non-refundable payment of $40.0 million, until the sooner of the achievement of performance milestones (as defined in the Warrant Agreement) or November 22, 2021. On March 18, 2020, the Company and the Strategic Partner signed an amendment to the Warrant Agreement that removed the milestone triggers for early exercise and changed the expiration date to March 31, 2021.

Concurrent with the Warrant Agreement, the Strategic Partner and the Company entered into a Share Purchase Agreement (the “Purchase Agreement”). Under the Purchase Agreement, the Strategic Partner purchased one share of the Company’s non-voting $0.001 par value per share Series G common stock for $0.01. Upon exercise of the Series W Warrant, the Strategic Partner will receive one share of voting, $0.001 par value, Series W common stock. Per the Warrant Agreement, the exercise price of the Series W Warrant is $630.0 million plus adjustments for the Company’s cash, working capital, indebtedness and transaction expenses, subject to an escrow holdback of $92.0 million and a shareholder representative holdback of $500,000. The Warrant Agreement also provided for potential aggregate milestone payments of up to $827.0 million for various sales-based and operating milestones and $185.0 million for certain regulatory milestones, either at the time of the Series W Warrant’s exercise or at dates subsequent, as defined in the Warrant Agreement. Upon notice of exercise of the Series W Warrant by the Strategic Partner and receipt of the required funds, a Special Redemption, as defined in the Company’s Articles of Incorporation, will trigger automatic redemption of all the Company’s outstanding capital instruments, except for the Series G common stock and Series W common stock, and the Strategic Partner will acquire the Company.

The following table presents the assumptions used in the DCF and MCS calculations to determine the fair value of the Series W warrant:

Year ended December 31, 2020
Terminal value—exit multiple	7.0
Weighted average cost of capital discount rate	22.0%
Expected life (in years)	0.25 year
Risk-free interest rate	0.9%
Expected volatility	56.9%

Special Redemption

On October 25, 2017, the Company adopted the 12th Amended and Restated Articles of Incorporation (the “Amendment”). Under Article IV of the Amendment, if the Strategic Partner had exercised the Series W Warrant, an automatic redemption, conversion, termination and cancellation of all then outstanding shares of the Company’s capital stock, options and warrants would have occurred without any further action required. Immediately prior to the automatic redemption, all outstanding preferred shares would have converted to common shares, unvested stock options would have accelerated and became fully vested and all stock options would have terminated along with any preferred stock warrants outstanding. Stockholders, option holders and warrant holders would have had the right to receive the initial per share price less the strike price as defined in the Warrant Agreement. The Strategic Partner would have advanced (through an exchange agent) the funds to the Company, which would then have disbursed the funds to all shareholders, option holders and warrant holders. If the Series W Warrant was terminated or expired unexercised, Article IV of the Amendment would terminate and would be of no further force and effect.

In December 2020, management determined that exercise of the Series W Warrant was no longer probable, at which point further accretion to redemption value of common stock, preferred stock and stock options ceased.

On March 31, 2021, the Series W Warrant terminated as the Strategic Partner did not provide notice of exercise. A gain of $5.0 million was recorded on the expiration of the Series W Warrant in the accompanying consolidated statements of operations and comprehensive (loss) income for the year-ended December 31, 2021. Upon termination, amounts recorded in temporary equity for common stock and stock options were reclassified to common stock and additional paid-in capital within permanent equity as these instruments were no longer redeemable.

Note 10 – Stockholders’ Equity (Deficit)

On July 29, 2021, the Company restated its certificate of incorporation and bylaws which provide for, among other things, the Company’s authorized capital stock to consist of 900,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of convertible preferred stock, par value $0.001 per share. The restated certificate defines the voting rights, dividends, liquidation, rights and preferences of each class of stock.

There are 900,000,000 shares of common stock authorized, 27,366,746 issued and outstanding at December 31, 2021, and 24,545,966 shares authorized, 3,813,450 shares issued and outstanding as of December 31, 2020.

There are 100,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2021 and 2020.

Prior to the IPO, the Amendment authorized eight classes of preferred stock, Series A through F, the “Prior Preferred Stock” and Series G and H, the “Senior Preferred Stock”. All of the Company’s redeemable convertible preferred stock were classified as temporary equity on the accompanying December 31, 2020 consolidated balance sheets, as all such preferred stock is redeemable either at the option of the holder or upon an event outside the control of the Company (i.e., a change in control). The redeemable convertible preferred stock was redeemable per the Special Redemption (see Note 9 - Common Stock Warrant Liability) or upon certain change in control events (including liquidation, sale or transfer of control of the Company); however, the Special Redemption was not a certain event, and all change in control events are outside of the Company’s control. In the event of the Special Redemption, the holders were entitled to receive redemption proceeds as defined in the Warrant Agreement. In the event of liquidation, holders of the convertible preferred stock might have had the right to receive its liquidation preference under the terms of the Company’s Amendment.

As a result of management’s determination that the Special Redemption was probable, but not certain, the Company began accreting to the expected redemption value of the redeemable convertible preferred stock in October 2017. In December 2020, management determined that the Special Redemption was no longer probable, at which point accretion to redemption value ceased. As of March 31, 2021 the Series W Warrant expired unexercised, and all redemption provisions of the Special Redemption lapsed.

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

Preferred stock was convertible at the option of the holder into common stock on a one-for-one basis and was converted upon completion of the Company's IPO on July 29, 2021. Immediately prior to the completion of the IPO, 14,376,272 outstanding shares of the Company's convertible preferred stock were converted into an aggregate of 14,850,993 shares of common stock and 225,945 warrants to purchase Series H convertible preferred stock were exercised and converted into 225,945 shares of common stock.

The following table shows the common stock equivalent of preferred stock which was converted as a result of the anti-dilution provisions enacted during the Series G financing.

o

Fully Diluted on Conversion (1)
Converted Shares	12/31/2020

Series A	355,903
Series B	1,741,399
Series C	1,197,590
Series D	772,963
Series E	429,766
Series F	758,941
Series G	5,788,878
Series H	3,805,567
Total	14,851,007
(1) Excludes preferred stock warrants see Note 11 – Convertible Preferred Stock Warrants.

Common stock reserved for future issuance consisted of the following:

	December 31, 2021	December 31, 2020
Conversion of preferred stock	—	14,851,007
Preferred stock warrants	—	225,945
Common stock warrant	—	1
Stock options issued and outstanding under the 2006, 2015 and 2021 plans	5,754,005	4,201,935
Restricted stock units	640,479	—
Employee stock purchase plan	484,027	—
Total shares of common stock issued or reserved	6,878,511	19,278,888

Note 11 – Convertible Preferred Stock Warrants

Series F, G and H convertible preferred stock warrants were recorded at fair value at issuance and were revalued as of each reporting date until exercised or expired. The fair value of Series F, G and H convertible preferred stock warrants was determined with the assistance of valuation specialists using a PWERM/OPM hybrid method. This method essentially utilizes a combination of market and income method approaches for each part of the calculation of enterprise value and combines them in a probabilistic manner. The valuation considered several future scenarios for the Company, each of which assumes a shareholder exit either through initial public offering, sale (“M&A”) or dissolution. Based upon the current initial public offering market, M&A values for private companies and the historical likelihood of dissolution or no exit, the Company concluded that the probabilities and time frames were reasonable. Implicit in the timing used in the application of the PWERM/OPM Hybrid Method is also the possibility of no exit. The model’s inputs included: (1) the assumed time until a liquidity event, (2) the risk-free interest rate over the period until the assumed liquidity event, (3) the assumed volatility in the value of the equity of the company (which corresponds to the model’s underlying asset volatility), (4) the enterprise value and preferred investment amount and (5) the key price points in the Company’s capital structure in terms of exit levels on the assumed liquidation date. A significant increase (decrease) in any of these inputs in isolation, particularly the estimated price of the Company’s preferred stock, would have resulted in a significantly higher (lower) fair value measurement.

The following scenario probability-weighted assumptions were used to revalue the convertible preferred stock warrants to fair value:

	Year ended December 31,
	2020
	Range	Weighted average
Expected volatility	83.4% to 97.4%	94.6%
Risk adjusted discount factor	16% to 31%	25%
Expected life (in years)	0.4 to 2.0 years	1.1 years
Expected dividend yield	0.0%	0.0%

In February and March 2017, the Company issued 260,434 warrants to purchase shares of Series H convertible preferred stock with an exercise price of $12.40. Series H warrants were initially issued with a five-year life; in November 2017, they were extended another five years to 2027. As of December 31, 2020, the Company had 225,945 Series H warrants outstanding. The fair value of Series H warrants was $16.95 per share as of December 31, 2020. Thus, outstanding Series H warrants had an estimated fair value of $3.8 million as of December 31, 2020. There were 225,945 exercises of Series H warrants which were converted into 100,261 shares of common stock during the year ended December 31, 2021. During the year ended December 31, 2020, 1,817 Series H warrants were exercised.

As of December 31, 2020, the Series H warrants were classified as liabilities on the accompanying consolidated balance sheets and re-measured at fair value as of each balance sheet date. Changes in fair value were recognized as a component of other income (expense) in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. As of December 31, 2021, no Series H convertible preferred stock warrants are outstanding.

Note 12 – Stock-based compensation expense

The Company has three equity incentive compensation plans, the Calhoun Vision, Inc. 2015 Equity Incentive Plan, the Calhoun Vision, Inc. 2006 Stock Plan, and the 2021 Equity Incentive Plan (collectively the “Plans”).

2006 Stock Plan

The Company’s 2006 Stock Plan (the “2006 Plan”) was originally adopted by the Company's Board of Directors and approved by the Company’s stockholders in 2006. The Company’s 2006 Plan was terminated in 2015 in connection with the adoption of the Company’s 2015 Plan and as a result no new awards may be issued under the

2006 Plan. However, the 2006 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2006 Plan.

2015 Equity Incentive Plan

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was originally adopted by the Company’s Board of Directors and approved by the Company’s stockholders in 2015. The 2015 Plan was most recently amended in March 2021. In July 2021, upon completion of the IPO, the 2015 Plan terminated immediately prior to effectiveness of the 2021 Equity Incentive Plan with respect to the grant of future awards. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2015 Plan.

2021 Equity Incentive Plan

On July 28, 2021, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), was adopted and approved by the Company’s Board of Directors and stockholders prior to the IPO and became effective. The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, or (“RSUs”), and performance awards to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to 2,420,135 shares of common stock plus any shares subject to awards granted under the 2015 Plan and the 2006 Plan that, after the effectiveness of the 2021 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan from the 2015 Plan and 2006 Plan is equal to 4,569,530 shares of common stock.

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board of Directors approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Company’s Board of Directors.

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

Stock-Based Compensation Expense

The purpose of the 2021 Plan and 2021 ESPP is to provide a means by which eligible recipients of stock awards may be given an opportunity to benefit from increases in the value of the common stock in order to retain or procure the services of the employees, members of the Board and consultants and provide them with an incentive to promote the Company’s success and accomplish corporate goals.

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

A summary of the stock option activities related to the Plans, as of and for the year ended December 31, 2021 and 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2019	3,473,757	$7.76		6.00
Granted	1,156,078	$15.09	$8.39
Exercised	(249,566)	$3.98	$2.08
Forfeited	(168,831)	$18.53	$8.96
Expired	(9,503)	$4.14
Options outstanding as of December 31, 2020	4,201,935	$9.57		6.46
Granted	2,057,113	$14.88	$8.53
Exercised	(364,504)	$4.26	$2.13
Forfeited	(111,748)	$15.67	$10.63
Expired	(28,791)	$16.06
Options outstanding as of December 31, 2021	5,754,005	$11.64		6.88
Exercisable as of December 31, 2021	3,316,356	$9.20		5.20

A summary of non-vested restricted stock unit activities for the year ended December 31, 2021 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	—	—
Granted	657,729	$15.46
Vested	—	—
Forfeited	(17,250)	15.38
Unvested at December 31, 2021	640,479	$15.46

As of December 31, 2021 and 2020, the intrinsic value of options vested was $14.7 million and $26.2 million, respectively, and of all options outstanding was $14.7 million and $26.4 million, respectively. During the year ended December 31, 2021 and 2020, the total cash received from the exercise of stock options was $1.6 million and $1.0 million, respectively. The total fair value less strike price of these options was $4.0 million and $2.8 million, respectively.

Stock-based compensation expense was classified in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020
Research and development	$2,620	$2,200
Selling, general and administrative	4,061	1,344
Cost of sales	894	641
	$7,575	$4,185

As of December 31, 2021 and 2020, there were 2,437,649 and 1,177,165 unvested options, respectively. Total unrecognized expense related to unvested stock options was approximately $20.1 million and $9.8 million as of December 31, 2021 and 2020, respectively. Amounts are expected to be recognized over a weighted average period of approximately 3.0 years and 2.9 years, respectively.

As of December 31, 2021, there was $8.8 million of total unrecognized compensation costs related to non-vested restricted stock units granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.5 years.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Year ended December 31,
	2021		2020
	Range	Weighted Average	Range	Weighted Average
Expected volatility	61.6% to 63.7%	63.2%	83.4% to 97.4%	94.6%
Risk-free interest rate	0.6% to 1.7%	1.0%	16% to 31%	24.9%
Expected life (in years)	5.52 to 10.00 years	6.09 years	0.4 to 2.0 years	1.1 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$12.08 to $19.94	$15.02	$0.81	$0.81

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

On January 3, 2022, the Board of Directors approved the issuance of 19,196 restricted stock units to a non-employee director. The award will vest over three years of service.
Note 13 – Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

	December 31,	December 31,
	2021	2020
U.S. (loss) income before taxes	$(48,694)	$27,577
Foreign income before taxes	14	55
(Loss) income before income taxes	$(48,680)	$27,632

Income tax expense for the years ended December 31, 2021 and 2020 consists of the following (in thousands):

	Year ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	7	46
Foreign	1	11
	8	57
Deferred:
Federal	(9,950)	(7,179)
State	(3,241)	(2,642)
Foreign	—	—
	(13,191)	(9,821)
Change in valuation allowance	13,191	9,821
Income tax expense	$8	$57

The significant components that comprised the Company’s net deferred taxes are as follows (in thousands):

	Year ended December 31,
Deferred tax assets:	2021	2020
Net operating loss	$62,347	$52,127
Amortization	117	134
Stock-based compensation	2,829	2,297
Research and development credit	7,902	6,663
Right-of-use liability	1,290	1,585
Depreciation	536	298
Other	1,745	740
Gross deferred tax assets	76,766	63,844
Less: valuation allowance	(75,546)	(62,355)
Total net deferred tax assets	$1,220	$1,489
Deferred tax liabilities:
Right-of-use asset	(1,220)	(1,489)
Total deferred tax liabilities	(1,220)	(1,489)
Net deferred tax assets	$-	$-

A reconciliation of the provision for income taxes with the expected income tax computed by applying the federal statutory income tax rate to loss before provision for income taxes was calculated as follows (amounts in thousands):

	December 31, 2021		December 31, 2020
	Rate	Amount	Rate	Amount
Income tax provision at the federal statutory tax rate	21.0%	$(10,223)	21.0%	$5,793
State taxes, net of federal benefit	4.1%	(1,989)	(5.3)%	(1,468)
Research and development credits	2.6%	(1,241)	(4.7)%	(1,306)
Stock-based compensation	(1.4)%	677	0.4%	122
Other non-deductible permanent items	2.6%	(1,252)	(47.9)%	(13,204)
Expired tax attributes	(2.0)%	960	1.5%	426
Other	0.2%	(113)	(0.5)%	(127)
Change in valuation allowance	(27.1)%	13,189	35.6%	9,821
Income tax expense	0.0%	8	0.1%	$57

The tax effects of items that give rise to significant portions of deferred tax assets are primarily net operating loss carryforwards. The Company evaluates the recoverability of deferred tax assets and assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all the evidence, including a history of operating losses and the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been recorded to offset the net deferred tax asset as realization of such asset is uncertain. The Company’s valuation allowance increased by $13.2 million and $9.8 million in 2021 and 2020, respectively.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $270.4 million and state net operating loss carryforwards of $100.2 million which may be available to offset future taxable income for tax purposes. Of the $270.4 million in federal NOLs, $154.0 million will not expire and will be able to offset 80% of taxable income in future years. Of the $100.2 million in state NOLs, $17.8 million will not expire and will be able to offset 80% of taxable income in future years. The remaining federal NOL carryforwards will expire between 2022 and 2037, and the remaining state NOL carryforwards will expire between 2028 and 2041. In addition, the Company also had federal credit carry forwards of $7.3 million and state credit carry forwards of $7.2 million as of December 31, 2021, which may be available to offset future tax liabilities. The federal credits will expire between 2037 and 2041, and the state credits do not expire.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company’s history of net operating losses, the CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act, 2021 (the “Appropriations Act”). Included in the tax provisions are a number of items directly related to COVID-19 relief such as a provision allowing recipients of Paycheck Protection Program (the “PPP”) loans to deduct associated costs and an extension and significant expansion of the employee retention credit originally enacted in the CARES Act. There was no material impact to the Company from the provisions of the Appropriations Act in 2021 and 2020.

On June 29, 2020, the state of California enacted Assembly Bill No. 85 (AB 85) suspending California net operating loss utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. There was no material impact from the provisions of AB 85 in 2021 and 2020.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and R&D credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Sections 382 and 383 analysis regarding the limitation of net operating loss and R&D credit carryforwards as of December 31, 2021. The Company has not completed a formal R&D study but has estimated the federal and California credit for purposes of the tax footnote as of December 31, 2021. However, the Company has not reflected a benefit in the consolidated financial statements due to the recorded valuation allowance.

The following changes occurred in the amount of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2021	2020
Beginning balance of unrecognized tax benefits	$2,554	$2,056
Additions for current year tax positions	459	486
Reductions for prior year tax positions	—	12
Ending balance	$3,013	$2,554

None of the unrecognized tax benefits, if recognized, would impact the annual effective rate, due to the valuation allowance. The Company’s unrecognized tax benefits are recorded as a reduction in deferred tax assets. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax benefits within the next 12 months. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the Company's effective tax rate. The Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters.

The Company is subject to U.S. federal and various states' income taxes. The federal returns for tax years 2018 through 2021 remain open to examination and the state returns remain subject to examination for tax years 2017 through 2021. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authorities. All other state jurisdictions remain open to examination. There are no cumulative earnings in our foreign subsidiaries as of December 31, 2021 and 2020 that would be subject to U.S. income tax or foreign withholding tax. The Company plans to indefinitely reinvest any future earnings of its foreign subsidiaries.

Note 14 – Notes Receivable for Redeemable Common Stock

During 2016 and 2017, the Company entered into or renewed full recourse promissory notes with former or current Board Members and certain other parties with an aggregate principal of $693,000, which included unpaid principal and accrued interest thereon. The notes bore interest at 7%, compounded annually. The initial maturity of the notes was amended to extend the maturity dates into 2021 and 2022 in exchange for payments totaling $105,000. Common stock was originally issued as consideration for the promissory notes and was held as collateral. As of December 31, 2021 and 2020, accrued interest was $0 and $110,000, respectively.

On July 29, 2021, the Company completed its IPO and immediately prior to the completion of the IPO, 11,011 outstanding shares of the Company's common stock were surrendered to satisfy the promissory note and accrued interest. The promissory notes and outstanding interest thereon were reported as a component of temporary equity in the accompanying consolidated balance sheets and statements of redeemable common stock, stock options, preferred stock and stockholders’ deficit as of December 31, 2020.

Note 15 – Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not combine lease and non-lease components in the recognition of lease expense.

The Company’s leases have remaining non-cancelable lease terms of approximately 1 year to 4 years, some of which include options to extend the leases for up to 10 years. The exercise of lease renewal options is at the Company’s sole discretion. The Company recognizes rent expense for minimum lease payments on a straight-line basis over the expected lease term, including rent holidays, rent escalation clause and/or cancelable option periods where failure to exercise such options would result in an economic penalty.

As of December 31, 2021 and 2020, the Company held three leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The three leases are for 19,680, 42,106 and 48,036 square feet and expire on June 30, 2023, September 30, 2024 and January 31, 2026, respectively. For one of the facilities operating leases, the lessor provided $900,000 in tenant allowances.

The following table presents the lease balances within the consolidated balance sheets (in thousands):

		December 31,	December 31,
Leases	Classification	2021	2020

Assets
Operating	Operating leases right-of-use assets	4,284	$5,319
Finance	Property and equipment, net	33	58
Total lease assets		4,317	5,377
Liabilities
Current
Operating	Lease liabilities	1,509	1,247
Finance	Lease liabilities	20	27
Noncurrent
Operating	Long-term lease liabilities	3,625	5,042
Finance	Long-term lease liabilities	17	37
Total lease liabilities		$5,171	$6,353

As the implicit rates in the Company’s leases were not readily available, the incremental borrowing rate was determined based upon information available at the lease commencement date in determining the present value of future lease payments.

For the years ended December 31, 2021 and 2020, the components of operating and finance lease expenses were as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2021	2020

Operating lease cost	Cost of sales	$14	$13
	Research and development	297	180
	Selling, general and administrative	1,608	1,544

Finance lease cost	Research and development	—	115
	Selling, general and administrative	25	44

Finance lease cost	Interest expense	5	14

Maturities of the Company’s operating and finance lease liabilities as of December 31, 2021, were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2022	1,976	23
2023	1,683	18
2024	1,456	—
2025	951	—
2026	79	—
Total lease payments	6,145	41
Less: imputed interest	1,011	4
Total lease liabilities	$5,134	$37

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of December 31, 2021 and 2020 were:

	December 31,	December 31,
Lease Term and Discount Rate	2021	2020
Weighted average remaining lease term (years)
Operating leases	3.30	4.21
Finance leases	1.72	2.42
Weighted average discount rate
Operating leases	10.5%	10.5%
Finance leases	10.5%	10.5%

Note 16 – Commitments and Contingencies

Letter of credit

The Company has a standby letter of credit, expiring September 30, 2024, issued by a financial institution as required security for one operating lease. The aggregate amount of the letter of credit was $310,000 and $360,000 as of December 31, 2021 and 2020, respectively.

Legal matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At December 31, 2021 and 2020, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Note 17 – Employee benefit plan

401(k) retirement savings plan

The Company maintains a defined contribution 401(k) retirement savings plan for the benefit of its employees, including its named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. In July 2021, the Company began making matching contributions of up to 2% of eligible compensation, as contributed by eligible participating employees. Employer matching contributions vest 25% per year over four years. The Company contributed $228,000, net of forfeitures, to the 401(k) plan for the year ended December 31, 2021.

Note 18 – Subsequent events

On March 7, 2022, the Company (Lessee) entered into a twenty-eight-month lease agreement with BML Management, LLC (Lessor) for 125 Columbia, Suite B in Aliso Viejo, CA. The lease commencement date is May 1, 2022 and will expire on August 31, 2024. The base rent payable is $15,738 per month.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

As of December 31, 2021, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Management’s annual report on internal control over financial reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On March 3, 2022, the compensation committee (the “Compensation Committee”) of the board of directors approved increases in the base salaries and annual target cash incentive payments (the “Target Bonuses”) for each of our named executive officers for the fiscal year 2022, effective March 1, 2022. The Compensation Committee approved (i) an increase in the base salary of each of Eric Weinberg, Ilya Goldshleger and Shelley Thunen from $375,000 to $425,000 and (ii) an increase in the Target Bonuses of each of Mr. Weinberg, Dr. Goldshleger, and Ms. Thunen from 50% to 55% of each of their base salaries. The Compensation Committee also approved, effective March 1, 2022 (i) an increase in the base salary of our Chief Executive Officer, Ron Kurtz, from $500,000 to $575,000 and (ii) an increase in Mr. Kurtz’s Target Bonus from 75% of his salary to 85% of his salary.

This disclosure is provided in this Part II, Item 9B in lieu of disclosure under Item 5.02(e) of Form 8-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “Proxy Statement”) and is incorporated herein by reference.

In July 2021, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on the investor relations page on our website which is located at https://investors.rxsight.com/corporate-governance/governance-overview. We will post any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the applicable information set forth in “Board of Directors and Corporate Governance”, and “Executive Compensation” which will be included in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Certain Beneficial Owners and Management” which will be included in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the applicable information set forth in “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance” which will be included in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the applicable information set forth in “Ratification of Independent Registered Public Accounting Firm” which will be included in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of this Annual Report on Form 10-K:

(1)
Financial Statements: The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.
(2)
Financial Statement Schedules: Schedule II – Valuation and Qualifying Accounts and Reserves.

All other schedules have been omitted because the information either has been shown in the financial statements or notes thereto, or is not applicable or required under this section.

(3)
The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	-	3.1	November 11, 2021
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-257790	3.3	July 9, 2021
4.1	Specimen stock certificate of the Registrant.	S-1/A	333-257790	4.2	July 26, 2021
4.2*	Description of common stock.
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-257790	10.1	July 9, 2021
10.2+	2015 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.	S-1/A	333-257790	10.2	July 26, 2021
10.3+	2021 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.	10-Q	-	10.2	November 11, 2021
10.4+	2021 Employee Stock Purchase Plan of the registrant.	10-Q	-	10.3	November 11, 2021
10.5	Loan and Security Agreement, by and among the Registrant, Oxford Finance LLC and the lenders listed on Schedule 1.1 thereto, dated as of October 29, 2020.	S-1	333-257790	10.5	July 9, 2021
10.6	Consent and First Amendment to Loan and Security Agreement, by and among the Registrant, Oxford Finance LLC and the lenders listed on Schedule 1.1 thereto, dated as of July 6, 2021.	S-1/A	333-257790	10.6	July 26, 2021
10.7#	License Agreement by and between the Registrant and the California Institute of Technology, dated as of July 28, 2015.	S-1	333-257790	10.6	July 9, 2021

10.8#	Exclusive License Agreement between the Regents of the University of California and the Registrant, dated as of March 1, 2000, as amended on May 29, 2008, December 5, 2013, November 10, 2016, April 4, 2017, June 21, 2017 and May 21, 2019.	S-1	333-257790	10.7	July 9, 2021
10.9	License and Maintenance Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.8	July 9, 2021
10.10	QAD Hosted On Premise Project Proposal between Strategic Information Group and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.9	July 9, 2021
10.11	Cloud Services Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of May 28, 2021.	S-1	333-257790	10.10	July 9, 2021
10.12	Lease, dated as of October 27, 2015, by and between the Registrant and Accuride International Inc., as amended by that certain First Amendment to Lease, dated November 23, 2015, that certain Second Amendment to Lease, dated December 22, 2015, that certain Third Amendment to Lease, dated January 18, 2016, and that certain Fourth Amendment to Lease, dated November 12, 2016, for premises located at 100-150 Columbia, Suites 100 and 200, Aliso Viejo, California 92656.	S-1	333-257790	10.11	July 9, 2021
10.13	Lease, dated as of March 27, 2020, by and between Pacific Park Investments, Inc. and the Registrant, for premises located at 75 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.12	July 9, 2021
10.14	Lease, dated as of January 10, 2018, by and between the Registrant and Clifford D. Downs, as amended b that certain Commencement Date Memorandum dated as of February 22, 2018, for premises located at 5 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.13	July 9, 2021
10.15+	Confirmatory Employment Letter, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.14	July 9, 2021
10.16+	Confirmatory Employment Letter, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.15	July 9, 20211
10.17+	Confirmatory Employment Letter, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.16	July 9, 2021
10.18+	Confirmatory Employment Letter, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.17	July 9, 2021

10.19+	Change in Control and Severance Agreement, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.18	July 9, 2021
10.20+	Change in Control and Severance Agreement, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.19	July 9, 2021
10.21+	Change in Control and Severance Agreement, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.20	July 9, 2021
10.22+	Change in Control and Severance Agreement, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.21	July 9, 2021
10.23	Consulting Agreement, by and between the Registrant and Yelroc Consulting, Inc., dated as of January 1, 2019, as amended by that certain Amendment No. 1 to Consulting Agreement, dated as of December 16, 2020.	S-1	333-257790	10.22	July 9, 2021
10.24	Termination Agreement, by and between the Registrant and Yelroc Consulting, Inc., dated as of August 3, 2021.	S-1/A	333-257790	10.24	July 26, 2021
10.25	Consulting Agreement, by and between the Registrant and Daniel Schwartz, M.D., dated as of January 1, 2019, as amended by that certain Amendment No. 1, dated as of December 16, 2020.	S-1	333-257790	10.23	July 9, 2021
10.26	Amended and Restated Secured Full Recourse Promissory Note, by and between the Registrant and Daniel Schwartz, dated as of April 18, 2019.	S-1	333-257790	10.24	July 9, 2021
10.27	Share Forfeiture and Release Agreement, by and between the Registrant and Daniel Schwartz, dated as of July 23, 2021.	S-1/A	333-257790	10.27	July 26, 2021
10.28*	Lease, dated as of March 7, 2022, by and between BML Management, LLC, and the Registrant, for premises located at 125 Columbia, Aliso Viejo, California 92656.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

*	Filed herewith.
†	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.
#

Portions of the exhibit have been omitted as we have determined that: (i) the omitted information is not material; and (ii) the omitted information would likely cause competitive harm to us if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RxSight, Inc.

Date: March 8, 2022	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ron Kurtz, M.D.	President and Chief Executive Officer and Director	March 8, 2022
Ron Kurtz, M.D.	(Principal Executive Officer)

/s/ Shelley Thunen	Chief Financial Officer	March 8, 2022
Shelley Thunen	(Principal Financial and Accounting Officer)

/s/ J. Andy Corley	Chairman of the Board	March 8, 2022
J. Andy Corley

/s/ William Link, Ph.D.	Director	March 8, 2022
William Link, Ph.D.

/s/ Juliet Tammenoms Bakker	Director	March 8, 2022
Juliet Tammenoms Bakker

/s/ Julie Andrews	Director	March 8, 2022
Julie Andrews

/s/ Robert Palmisano	Director	March 8, 2022
Robert Palmisano

/s/ Robert Warner	Director	March 8, 2022
Robert Warner

/s/ Shweta Singh Maniar	Director	March 8, 2022
Shweta Singh Maniar

/s/ Tamara R. Fountain, M.D.	Director	March 8, 2022
Tamara R. Fountain, M.D.