Form 10-K/A
period 2021-12-31
RxSight, Inc.
filed 2022-04-06
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2022 was 27,485,685.

Auditor Name: Ernst & Young, LLP	Auditor Location: Irvine, California	PCAOB ID Number: 42

EXPLANATORY NOTE

RxSight, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022 (the “Original Form 10-K”) as an exhibits-only filing that updates, amends and supplements Part IV, Item 15 of the Original Form 10-K for the purpose of correctly incorporating by reference Exhibit 3.2, which was inadvertently incorrectly incorporated by reference in the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 includes new Exhibits 31.1 and 31.2, certifications of our Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and new Exhibits 32.1 and 32.2, certifications of our Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No.1 does not affect any other parts of, or exhibits to, the Original Form 10-K, and those unaffected parts or exhibits are not included in this Amendment No. 1. Except as expressly stated in this Amendment No. 1, the Original Form 10-K continues to speak as of the date of the original filing of the Original Form 10-K, and the Company has not updated the disclosure contained in this Amendment No. 1 to reflect events that have occurred since the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 must be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of this Annual Report on Form 10-K:

(1)
Financial Statements: The financial statements were included in Part II, Item 8 of the original Annual Report on Form 10-K filed on March 8, 2022.
(2)
Financial Statement Schedules: Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.
(3)
The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	-	3.1	November 11, 2021
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-257790	3.4	July 9, 2021
4.1	Specimen stock certificate of the Registrant.	S-1/A	333-257790	4.2	July 26, 2021
4.2	Description of common stock.	10-K	001-40690	4.2	March 8, 2022
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-257790	10.1	July 9, 2021
10.2+	2015 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.	S-1/A	333-257790	10.2	July 26, 2021
10.3+	2021 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.	10-Q	-	10.2	November 11, 2021
10.4+	2021 Employee Stock Purchase Plan of the registrant.	10-Q	-	10.3	November 11, 2021
10.5	Loan and Security Agreement, by and among the Registrant, Oxford Finance LLC and the lenders listed on Schedule 1.1 thereto, dated as of October 29, 2020.	S-1	333-257790	10.5	July 9, 2021
10.6	Consent and First Amendment to Loan and Security Agreement, by and among the Registrant, Oxford Finance LLC and the lenders listed on Schedule 1.1 thereto, dated as of July 6, 2021.	S-1/A	333-257790	10.6	July 26, 2021
10.7#	License Agreement by and between the Registrant and the California Institute of Technology, dated as of July 28, 2015.	S-1	333-257790	10.6	July 9, 2021
10.8#	Exclusive License Agreement between the Regents of the University of California and the Registrant, dated as of March 1, 2000, as amended on May 29, 2008, December 5, 2013, November 10, 2016, April 4, 2017, June 21, 2017 and May 21, 2019.	S-1	333-257790	10.7	July 9, 2021
10.9	License and Maintenance Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.8	July 9, 2021

10.10	QAD Hosted On Premise Project Proposal between Strategic Information Group and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.9	July 9, 2021
10.11	Cloud Services Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of May 28, 2021.	S-1	333-257790	10.10	July 9, 2021
10.12	Lease, dated as of October 27, 2015, by and between the Registrant and Accuride International Inc., as amended by that certain First Amendment to Lease, dated November 23, 2015, that certain Second Amendment to Lease, dated December 22, 2015, that certain Third Amendment to Lease, dated January 18, 2016, and that certain Fourth Amendment to Lease, dated November 12, 2016, for premises located at 100-150 Columbia, Suites 100 and 200, Aliso Viejo, California 92656.	S-1	333-257790	10.11	July 9, 2021
10.13	Lease, dated as of March 27, 2020, by and between Pacific Park Investments, Inc. and the Registrant, for premises located at 75 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.12	July 9, 2021
10.14	Lease, dated as of January 10, 2018, by and between the Registrant and Clifford D. Downs, as amended b that certain Commencement Date Memorandum dated as of February 22, 2018, for premises located at 5 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.13	July 9, 2021
10.15+	Confirmatory Employment Letter, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.14	July 9, 2021
10.16+	Confirmatory Employment Letter, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.15	July 9, 20211
10.17+	Confirmatory Employment Letter, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.16	July 9, 2021
10.18+	Confirmatory Employment Letter, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.17	July 9, 2021
10.19+	Change in Control and Severance Agreement, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.18	July 9, 2021
10.20+	Change in Control and Severance Agreement, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.19	July 9, 2021
10.21+	Change in Control and Severance Agreement, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.20	July 9, 2021
10.22+	Change in Control and Severance Agreement, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.21	July 9, 2021

10.23	Consulting Agreement, by and between the Registrant and Yelroc Consulting, Inc., dated as of January 1, 2019, as amended by that certain Amendment No. 1 to Consulting Agreement, dated as of December 16, 2020.	S-1	333-257790	10.22	July 9, 2021
10.24	Termination Agreement, by and between the Registrant and Yelroc Consulting, Inc., dated as of August 3, 2021.	S-1/A	333-257790	10.24	July 26, 2021
10.25	Consulting Agreement, by and between the Registrant and Daniel Schwartz, M.D., dated as of January 1, 2019, as amended by that certain Amendment No. 1, dated as of December 16, 2020.	S-1	333-257790	10.23	July 9, 2021
10.26	Amended and Restated Secured Full Recourse Promissory Note, by and between the Registrant and Daniel Schwartz, dated as of April 18, 2019.	S-1	333-257790	10.24	July 9, 2021
10.27	Share Forfeiture and Release Agreement, by and between the Registrant and Daniel Schwartz, dated as of July 23, 2021.	S-1/A	333-257790	10.27	July 26, 2021
10.28	Lease, dated as of March 7, 2022, by and between BML Management, LLC, and the Registrant, for premises located at 125 Columbia, Aliso Viejo, California 92656.	10-K	001-40690	10.28	March 8, 2022
21.1	Subsidiaries of the Registrant.	10-K	001-40690	21.1	March 8, 2022
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-40690	23.1	March 8, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

*	Filed herewith.
†	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.
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

RxSight, Inc.

Date: April 6, 2022	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer
(Principal Executive Officer)