Form 10-Q
period 2022-03-31
RxSight, Inc.
filed 2022-05-05
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 26, 2022, the registrant had 27,505,143 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with our condensed consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. In this quarterly Report on Form 10-Q, “we,” “us” and “our” refer to RxSight, Inc.

Forward-looking statements include, but are not limited to, statements concerning the following:

•
our plans to conduct further clinical trials and any expectations related to the timing or outcomes of such trials;
•
our plans and expected timelines related to our products, or developing new products, to address additional indications or otherwise;
•
the expected acceptance and use of our products by doctors;
•
our ability to obtain, maintain and expand regulatory clearances for our products and any new products we create;
•
the expected growth of our business and our organization;
•
our intentions regarding investment in our business as we pursue growth;
•
our expected uses of our existing resources;
•
the expectations regarding government and third-party payer coverage and reimbursement;
•
our ability to recruit and retain key personnel, including the continued development of a sales and marketing infrastructure;
•
our ability to obtain an adequate supply of materials and components for our products from our third-party suppliers, including single- and sole-source suppliers;
•
our ability to manufacture sufficient quantities of our products with appropriate quality;
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
•
the impact of local, regional, national and international economic conditions and events; and
•
the impact of the COVID-19 pandemic, including currently known and unknown coronavirus variants, on our business or personnel.

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

DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition; valuation of the Company’s warrants and other equity awards; estimated probability and timing of redemption of equity instruments, the realization of income tax assets and estimates of tax liabilities, and obsolete, excess and slow-moving inventory. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ materially from these estimates. Our critical accounting policies and estimates are discussed in in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022.

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

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

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

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,132	$24,361
Short-term investments	119,715	134,971
Accounts receivable	5,626	4,862
Inventories	8,490	8,032
Prepaid and other current assets	3,184	4,069
Total current assets	161,147	176,295
Property and equipment, net	10,915	11,217
Operating leases right-of-use assets	4,057	4,284
Restricted cash	811	811
Other assets	132	114
Total assets	$177,062	$192,721
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,587	$1,689
Accrued expenses and other current liabilities	6,409	7,859
Lease liabilities	1,663	1,529
Total current liabilities	10,659	11,077
Long-term lease liabilities	3,350	3,642
Term loan, net	39,890	39,760
Total liabilities	53,899	54,479
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 27,485,685 shares issued and outstanding as of March 31, 2022 and 27,366,746 shares issued and outstanding as of December 31, 2021	27	27
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	620,106	617,511
Accumulated other comprehensive loss	(98)	(20)
Accumulated deficit	(496,872)	(479,276)
Total stockholders' equity	123,163	138,242
Total liabilities and stockholders' equity	$177,062	$192,721

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Sales	$8,942	$3,484
Cost of sales	5,181	2,365
Gross profit	3,761	1,119
Operating expenses:
Selling, general and administrative	13,620	5,611
Research and development	6,719	6,643
Total operating expenses	20,339	12,254
Loss from operations	(16,578)	(11,135)
Other income (expense), net:
Expiration of warrant	—	5,018
Interest expense	(1,060)	(698)
Interest and other income	46	17
Loss before income taxes	(17,592)	(6,798)
Income tax expense	4	7
Net loss	$(17,596)	$(6,805)

Other comprehensive income (loss)
Unrealized (loss) income on short-term investments	(74)	7
Foreign currency translation loss	(4)	(4)
Total other comprehensive (loss) income	(78)	3
Comprehensive loss	$(17,674)	$(6,802)
Net loss per share:
Attributable to Series G common stock, basic and diluted	$—	$(0.16)
Attributable to common stock, basic and diluted	$(0.64)	$(1.70)
Weighted-average shares used in computing net loss per share:
Attributable to Series G common stock, basic and diluted	—	1
Attributable to common stock, basic and diluted	27,425,610	3,996,173

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Three Months Ended March 31, 2022

				Accumulated other
	Common stock		Additional paid-in	comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	27,366,746	$27	$617,511	$(20)	$(479,276)	$138,242
Shares issued for the exercise of stock options and vesting of restricted stock units	145,922	-	308	-	-	308
Shares redeemed for employee tax withholdings	(26,983)	-	(362)	-	-	(362)
Stock-based compensation expense	-	-	2,649	-	-	2,649
Unrealized loss on short-term investments and cash equivalents, net of tax	-	-	-	(74)	-	(74)
Foreign currency translation adjustment	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(17,596)	(17,596)
Balance at March 31, 2022	27,485,685	$27	$620,106	$(98)	$(496,872)	$123,163

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED statements of REDEEMABLE COMMON STOCK, STOCK OPTIONS, CONVERTIBLE PREFERRED STOCK AND stockholders’ equity (DEFICIT) (UNAUDITED)

(In thousands, except number of shares)

	Three Months Ended March 31, 2021
			Notes receivable for redeemable		Convertible					Notes receivable	Accumulated
	Redeemable common stock		common stock	Redeemable	preferred stock		Common stock		Additional paid-in	for common stock	other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	issued	stock options	Shares	Amount	Shares	Amount	capital	issued	loss	deficit	deficit
Balance at December 31, 2020	3,813,450	$80,780	$(803)	$53,085	14,376,272	$353,300	1	$-	$-	$-	$(3)	$(430,588)	$(430,591)
Exercise of stock options	280,545	6,922	-	(5,715)	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,239	-	-	-	1,239
Unrealized gain on short-term investments and cash equivalents, net of tax	-	-	-	-	-	-	-	-	-	-	7	-	7
Foreign currency translation adjustment	-	-	-	-	-	-	-	-		-	(4)	-	(4)
Change in notes receivable for common stock issued	-	-	(14)	-	-	-	-	-	-	-	-	-	-
													-
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	(4,093,995)	(87,702)	817	-	-	-	4,093,995	4	87,698	(817)	-	-	86,885
Reclassification of redeemable common stock options to common stock options	-	-	-	(47,370)	-	-	-	-	47,370	-	-		47,370
Net loss					-	-	-	-	-	-	-	(6,805)	(6,805)

Balance at March 31, 2021	-	$-	$-	$-	14,376,272	$353,300	4,093,996	$4	$136,307	$(817)	$-	$(437,393)	$(301,899)

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(17,596)	$(6,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,016	958
Amortization of right-of-use lease assets	19	8
Amortization of debt issuance costs and premium	130	114
Gain on expiration of warrant	—	(5,018)
Amortization of discount on short-term investments	(47)	(10)
Stock-based compensation	2,649	1,239
Provision for excess and obsolete inventory	73	(7)
Change in operating assets and liabilities:
Accounts receivable	(764)	600
Inventories	(530)	(1,465)
Prepaid and other assets	814	(89)
Accounts payable	701	721
Accrued expenses and other liabilities	(1,450)	(498)
Net cash used in operating activities	(14,985)	(10,252)
Investing Activities:
Purchase of property and equipment	(370)	(498)
Maturity of short-term investments	90,000	20,000
Purchases of short-term investments	(74,771)	(4,999)
Net cash provided by investing activities	14,859	14,503
Financing Activities:
Proceeds from term loan	—	5,000
Payments of debt issuance costs	—	(40)
Payments for employee taxes related to stock compensation	(362)	—
Principal payments on finance lease liabilities	(44)	(9)
Change in notes receivables for redeemable common stock issued	—	(14)
Proceeds from exercise of stock options	308	1,207
Net cash (used in) provided by financing activities	(98)	6,144
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(5)	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(229)	10,391
Cash, cash equivalents and restricted cash - beginning of period	25,172	14,455
Cash, cash equivalents and restricted cash - end of period	$24,943	$24,846
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	499	294
Cash paid for income taxes	—	11
Cash paid for interest on financing leases	3	2
Cash paid for interest on term loan	925	582
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	87	—
Finance lease	192	—
Lease obligations recorded for right-of-use assets:
Operating lease	87	—
Finance lease	166	—
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	197	60
Payment-in-kind interest income added to principal of notes receivable	—	13
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	—	87,702
Reclassification of redeemable common stock options to common stock options	—	47,370

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Description of Business

RxSight®, Inc. (the “Company”) is a Delaware corporation headquartered in Aliso Viejo, California with one wholly owned subsidiary located in Amsterdam, Netherlands. The wholly owned subsidiary has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany. The Company is engaged in the research and development, manufacture and sale of light adjustable intraocular lenses used in cataract surgery along with capital equipment used with the lenses.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of RxSight, Inc. and its wholly owned subsidiaries, RxSight, B.V. and RxSight GmbH. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The December 31, 2021 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K filed with the SEC on March 8, 2022. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.

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

On July 29, 2021, the Company completed its IPO which resulted in the issuance and sale of 8,248,549 shares of its common stock at a price of $16.00 per share. The aggregate net proceeds from the offering, which included 898,549 common shares sold upon the partial exercise of the underwriters’ over-allotment option, after deducting underwriting discounts and commissions of $9.2 million and other offering costs of $3.2 million, were approximately $119.6 million. On July 29, 2021, the Company amended and restated its certificate of incorporation and bylaws which provide for, among other things, the Company’s authorized capital stock to consist of

900,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of convertible preferred stock, par value $0.001 per share. The amended and restated certificate defines the voting rights, dividends, liquidation rights and preferences of each class of stock.

Immediately prior to the completion of the IPO, (i) 14,376,272 outstanding shares of the Company's convertible preferred stock were converted into an aggregate of 14,725,309 shares of common stock and (ii) 225,945 warrants to purchase Series H convertible preferred stock were exercised and converted into 100,261 shares of common stock.

Liquidity and Financial Position

As of March 31, 2022 and December 31, 2021 the Company had cash, cash equivalents and short-term investments of $143.8 million and $159.3 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended March 31, 2022 and 2021, the Company incurred losses from operations of $16.6 million and $11.1 million, respectively. Due to the Company’s continuing research and development activities and expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing capital resources, including the net proceeds from the IPO in July 2021, will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, though the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of March 31, 2022 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on March 8, 2022.

Cash Equivalents

Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase that can be liquidated without prior notice or penalty to be cash equivalents.

Short-term Investments

Short-term investments are classified based on the maturity date of the related securities. Based on the nature of the assets, the Company’s short-term investments, which are government securities, are classified as available-for-sale and are recorded at their estimated fair value as determined by prices for identical or similar securities at the balance sheet date. The Company’s short-term investments consist of Level 2 financial instruments in the fair value hierarchy. Unrealized gains and losses are recorded as a component of Other comprehensive loss within Stockholders’ Equity on the Condensed Consolidated Balance Sheets. Realized gains and losses are included as other income (expense) in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company periodically reviews its investments for unrealized losses other than credit losses and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In determining whether the carrying value is recoverable, management considers the following factors:

•
whether the investment has been in a continuous loss position for over 12 months;
•
the duration to maturity of investments;
•
intention and ability to hold the investment to maturity and if it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis;
•
the credit rating, financial condition and near-term prospects of the issuer; and
•
the type of investments made.

The Company had $83,000 and $9,000 of unrealized losses related to short-term investments as of March 31, 2022 and December 31, 2021, respectively.

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

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, new technological innovations, clinical development risk, establishment of appropriate commercial partnerships, protection of proprietary technology, compliance with government and environmental regulations, uncertainty of market acceptance of the Company's products, product liability and the need to obtain additional financing.

The Company is subject to the risks related to the global pandemic associated with COVID-19, including local, state, federal and other world-wide mandates imposed to reduce the spread of the virus which could interrupt or reduce the number of cataract surgeries, limit access to ambulatory surgery centers, doctors’ offices and manufacturing facilities, and the expansion of global lead times, particularly in Europe and Asia, leading to a supply interruption from the Company's suppliers. In addition, the Company is currently experiencing inflation and longer lead times and limited availability in its supply chain for certain components and has continued exposure to price and supply risk related to anticipated purchases of certain commodities, materials and products used in its business.

Accounts Receivable

The Company has a diverse customer base and as of March 31, 2022, had only one customer who individually accounted for 10% of accounts receivable. As of December 31, 2021, the Company had no customers who individually accounted for more than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of March 31, 2022 or December 31, 2021.

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, operating lease liabilities and a term loan. Fair value is measured as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels:

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

Leases

Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the “Commencement Date”) based on the present value of lease payments over the lease term. The Company estimates the incremental borrowing rate based upon the cost of its own debt financing, current market interest rates and quoted offerings or the rate implicit in the lease. Operating lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the accompanying condensed consolidated balance sheets. Landlord improvement allowances and other such lease incentives are recorded as property and equipment and as reduction of the right-of-use leased assets and are amortized on a straight-line basis as a reduction to operating lease costs. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the condensed consolidated balance sheets.

Deferred Offering Costs

In connection with the IPO the Company capitalized deferred offering costs consisting of all direct and incremental legal, professional, accounting and other third-party fees incurred of $3.2 million which were offset against IPO proceeds and reclassified to additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets.

Net Loss per Share

The Company computes basic net loss per share for common stock using the two-class method required for companies with participating securities based upon the weighted-average number of common shares outstanding during the period. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, warrants and the shares issuable upon the conversion of the preferred stock. For stock options and preferred stock, the calculation of diluted loss per share requires an adjustment for the additional share of undistributed earnings. For warrants that are recorded as a liability in the condensed consolidated balance sheets, the calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to the loss per share for the period, an adjustment is made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.

For the three months ended March 31, 2022 and 2021, as a result of the Company’s net loss, basic and diluted net loss per share are the same.

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the “treasury stock method” and “if-converted method” was anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2022	2021
Preferred stock and warrants	—	15,076,938
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and 2021 Equity Incentive Plan	1,986,088	4,103,694
Restricted stock units	53,545	—
Stock issuable in offering period under the Employee Stock Purchase Plan	46,733	—

Revenue Recognition

The Company’s revenue is generated from the sale of LALs used in cataract surgery along with a specifically designed machine for delivering light to the eye, the LDD, to adjust the lens post-surgery, as needed. Revenue is recognized from sales of products in the U.S. and Europe. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices.

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

The Company’s LDD contracts contain multiple performance obligations bundled for one transaction price, with all obligations generally satisfied within one year. For these bundled arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s LDD contracts include a combination of the following performance obligations: (1) LDD capital asset and related components, (2) training and (3) device service (initial year). Each of these three performance obligations are considered distinct. The LDD capital asset is distinct because the customer can benefit from it together with other resources that are readily available to the customer. Training on the use of the machine is offered as a distinct activity after installation of the LDD to enhance the customer’s ability to utilize the machine by having an industry professional provide best practices and customize training to the specific needs of the customer. Each LDD comes with a twelve-month manufacturer’s warranty (service-type) that includes preventative maintenance, unscheduled service (labor and parts) and software updates. After the first year, service contracts can be purchased separately on a standalone basis. The Company recognizes revenue as performance obligations are satisfied by transferring control of the product or service to a customer. Specifically, revenue for the LDD capital asset is recognized at a point in time at installation. Revenue for training is also recorded at a point in time, generally 60 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12 months. The Company has determined that the transaction price is the invoice price, net of adjustments, if any. The allocation to the separate performance obligations is based upon the relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. The Company regularly reviews and updates standalone selling prices as necessary.

LALs are held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the three months ended March 31, 2022 and 2021, credits related to returns and rebates on list prices were not significant.

The Company adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts.

For the three months ended March 31, 2022 and 2021, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021

LDD (including training)	$4,569	$1,837
LAL	4,105	1,529
Service warranty, service contracts, and accessories	268	118
	$8,942	$3,484

As of March 31, 2022 and December 31, 2021, the Company recognized contract liabilities on its condensed consolidated balance sheets of $622,000 and $540,000 respectively, related to the service agreement performance obligation. Revenue for service agreements is recognized ratably over the term of each contract.

The following table represents the contract liabilities from sales activity for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021

Balance at beginning of period	$540	$345
Additions during the period	326	95
Revenue recognized during the period	(244)	(110)
Balance at end of period	$622	$330

For the three months ended March 31, 2022 and 2021, the Company had no customers who individually accounted for more than 10% of revenue.

Stock-Based Compensation Expense

The Company has three stock-based incentive compensation plans, the Calhoun Vision, Inc. 2006 Stock Plan (“2006 Plan”), the Calhoun Vision, Inc. 2015 Equity Incentive Plan (“2015 Plan”), and the 2021 Equity Incentive Plan (“2021 Plan”), which are collectively referred to as the (“Plans”). The Company also has an Employee Stock Purchase Plan (“ESPP”), the 2021 Employee Stock Purchase Plan (“2021 ESPP”).

The purpose of the 2021 Plan and 2021 ESPP plan is to provide a means by which eligible recipients of stock awards may be given an opportunity to benefit from increases in the value of the common stock in order to retain or procure the services of the employees, members of the Board of Directors and consultants and provide them with an incentive to promote the Company’s success and accomplish corporate goals.

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

Prior to the Company's shares being traded on the Nasdaq Global Market, the fair value of the Company’s common stock was determined by the Company’s Board of Directors at the time of each option grant by considering a number of objective and subjective factors. The factors included, but were not limited to: (i) third-party valuations of the Company’s common stock; (ii) the Company’s stage of development; (iii) the status of research and development efforts; (iv) the rights, preferences and privileges of the Company’s convertible preferred stock relative to those of the Company’s common stock; (v) the Company’s operating results and financial condition, including the Company’s levels of available capital resources; (vi) equity market conditions affecting comparable public companies; (vii) general U.S. market conditions and (viii) the lack of marketability of the Company’s common stock. After completion of the Company’s IPO in July 2021, the fair value of common stock is based on the closing price of the Company’s common stock as reported on the Nasdaq Global Market.

In determining the fair value of the stock options granted, the Company uses the Black-Scholes option-pricing model and requires the use of assumptions about a number of variables as discussed below. Each of these inputs is subjective and generally requires significant judgment.

Expected term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company used the simplified method (based on the mid-point between the vesting date and the end of the contractual term) to determine the expected term.

Expected volatility—Prior to the completion of the Company’s IPO, when the Company was privately held and did not have any trading history for its common stock, the expected volatility was estimated based on the average historical volatilities for comparable publicly traded medical device companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-free interest rate—The risk-free interest rate used is based on the published U.S. Department of Treasury interest rates in effect at the time of stock option grant for zero coupon U.S. Treasury notes with maturities approximating each grant’s expected term.

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

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of March 31, 2022
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
Government securities	$119,798	$(83)	$119,715

	As of December 31, 2021
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
Government securities	$134,980	$(9)	$134,971

All available-for-sale securities held as of March 31, 2022 and December 31, 2021 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Finished goods	$4,164	$4,451
Raw materials	2,773	2,828
Work-in-process	1,721	868
	8,658	8,147
Less: reserve for excess and obsolete inventory	(168)	(115)
	$8,490	$8,032

At March 31, 2022 and December 31, 2021, finished goods included $2.4 million and $1.8 million of inventory held on consignment at customer sites, respectively.

Note 5 – Fair Value Measurements

The table and disclosures below (in thousands) present the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	As of March 31, 2022
	Level I	Level II	Total
Assets:
Money market securities	$20,619	$—	$20,619
Government securities	—	119,715	119,715
Total assets at fair value	$20,619	$119,715	$140,334

	As of December 31, 2021
	Level I	Level II	Total
Assets:
Money market securities	$21,390	$—	$21,390
Government securities	—	134,971	134,971
Total assets at fair value	$21,390	$134,971	$156,361

The Series W warrant fair value was determined by management, with input and assistance from a third-party valuation specialist, upon issuance and was revalued as of each reporting date until expiration. The Series W warrant expired unexercised on March 31, 2021 and the remaining fair value of $5.0 million was recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2021.

The fair value of the preferred stock warrants was determined by management, with input and assistance from a third-party valuation specialist using a probability weighted expected return model/option pricing model (“PWERM/OPM”) hybrid valuation model. This method essentially utilizes a combination of market and income method approaches for each part of the calculation of enterprise value using assumptions and financial data prepared by the Company and combines them in a probabilistic manner. The valuation considered several future scenarios for the Company, each of which assumed a shareholder exit either through initial public offering, sale (“M&A”) or dissolution. Based upon the current initial public offering market, M&A values for private companies and the historical likelihood of dissolution or no exit, the Company concluded that the probabilities and time frames were reasonable. Implicit in the timing used in the application of the PWERM/OPM Hybrid Method is also the possibility of no exit. The option pricing model's significant unobservable inputs included: (1) the assumed time until a liquidity event, (2) the risk-free interest rate over the period until the assumed liquidity event, (3) the assumed volatility in the value of the equity of the company (which corresponds to the model's underlying asset volatility), (4) the enterprise value and preferred investment amount and (5) the key price points in the Company's capital structure in terms of exit levels on the assumed liquidation date. A significant increase (decrease) in any of these inputs in isolation, particularly the estimated price of the Company’s preferred stock, would have resulted in a significantly higher (lower) fair value measurement. Upon completion of the Company's IPO in July 2021 all of the 14,376,272 issued and outstanding shares of Convertible Preferred Stock outstanding were converted to common stock and 225,945 warrants to purchase Series H convertible preferred stock were exercised and converted into 100,261 shares of common stock.

The following table sets forth changes in the estimated fair values for the Company’s warrant liabilities measured using significant unobservable inputs (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Beginning of period	$—	$8,846
Expiration of common stock warrant	—	(5,018)
Change in fair value of preferred stock warrants	—	—
End of period	$—	$3,828

Note 6 – Term Loan

In October 2020, the Company entered into a loan facility (“Term Loan”) with an initial draw of $25 million. Proceeds were used to help fund the Company’s ongoing operations. As part of the Term Loan, Oxford Finance LLC, (“Oxford Finance”) committed to providing further loans of up to $35 million to the Company at its election (or for one specific draw, upon occurrence of a revenue milestone) during various draw periods in the future, provided the Company is not in default at the time of the additional loan draws. In March 2021, the Company drew an additional $5 million from the facility for the purpose of funding ongoing operations. In June 2021, the Company drew an additional $10 million from the facility for the purpose of funding ongoing operations.

As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants.

For the three months ended March 31, 2022 and 2021 the cash interest rate paid for all borrowings under the Term Loan was 9.25%. The effective interest rate during the three months ended March 31, 2022 and 2021 was 10.72% and 11.32%, respectively.

As of March 31, 2022 future principal payments due under the Term Loan were as follows (in thousands):

Year Ended December 31,
2022 (remainder)	$—
2023	1,739
2024	20,870
2025	17,391
2026	—
Total	40,000
Less: unamortized issuance costs and exit fee	(110)
Term loan, net	$39,890

Note 7 – Stock-Based Compensation Expense

The Company has three stock-based incentive compensation plans, the 2006 Plan, the 2015 Plan, and the 2021 Plan. The Company also has an ESPP Plan, the 2021 ESPP.

2006 Plan

The Company’s 2006 Stock Plan was originally adopted by the Company's Board of Directors and approved by the Company’s stockholders in 2006. The Company’s 2006 Plan was terminated in 2015 in connection with the adoption of the Company’s 2015 Plan and as a result no new awards may be issued under the 2006 Plan. However, the 2006 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2006 Plan.

2015 Plan

The Company’s 2015 Plan was originally adopted by the Company’s Board of Directors and approved by the Company’s stockholders in 2015. The 2015 Plan was most recently amended in March 2021. In July 2021, upon completion of the IPO, the 2015 Plan terminated immediately prior to effectiveness of the 2021 Plan with respect to the grant of future awards. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2015 Plan.

2021 Plan

On July 28, 2021, the Company’s 2021 Plan, was adopted and approved by the Company’s Board of Directors and stockholders and became effective. The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, or (“RSUs”), and performance awards to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to 2,420,135 shares of common stock plus any shares subject to awards granted under the 2015 Plan and the 2006 Plan that, after the effectiveness of the 2021 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan from the 2015 Plan and 2006 Plan is equal to 4,569,530 shares of common stock.

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board of Directors approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of common stock; (ii) 4% of the outstanding shares of common stock on the last day of the Company's immediately preceding fiscal year; or (iii) such lesser number of shares of common stock as the administrator may determine. The 2021 Plan is administered by the Company’s Board of Directors.

2021 ESPP

On July 28, 2021, the Company’s Board of Directors and stockholders adopted and approved the Company’s 2021 ESPP. There are 757,694 shares of the Company’s common stock available for issuance under the 2021 ESPP.

The 2021 ESPP provides eligible employees of the Company and its subsidiaries with the opportunity to purchase shares of the Company’s common stock at a purchase price equal to 85% of the common stock’s fair market value on the first trading day or last trading day of each purchase period, whichever is lower. The 2021 ESPP provides for two six-month purchase periods every twelve months: May 1 through October 31 and November 1 through April 30. The initial purchase period began on November 1, 2021.

The number of common shares reserved for issuance under the 2021 ESPP plan are increased automatically on the first day of each fiscal year beginning with the Company's 2022 fiscal year, by a number equal to the least of: (i) 1,452,081 shares; (ii) 1% of the outstanding shares of common stock on the last day of the Company's immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 ESPP is administered by the Board of Directors.

Registration of Shares for Future Issuance

On March 8, 2022, the Company filed on Form S-8 under the Securities Act to register the issuance of 1,094,670 shares of common stock subject to options or other equity awards issued or for future issuance under the 2021 Plan and 273,667 shares reserved for future issuance under the 2021 ESPP.

Stock Plan Activities

A summary of stock option activities for the three months ended March 31, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2021	5,754,005	$11.64	5.20
Issued
Granted	531,640	12.85
Exercised	(75,859)	4.06
Forfeited	(24,269)	15.04
Expired	(35,115)	16.82
Options outstanding as of March 31, 2022	6,150,402	11.80	6.95
Exercisable as of March 31, 2022	3,413,821	$9.64	5.19

A summary of non-vested restricted stock unit activities for the three months ended March 31, 2022 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2021	640,479	$15.46
Granted	19,196	11.33
Vested	(70,063)	15.38
Forfeited	(22,578)	15.38
Unvested at March 31, 2022	567,034	$15.33

As of March 31, 2022 and December 31, 2021 the intrinsic value of options vested was $16.4 million and $14.7 million, respectively, and of all options outstanding was $16.4 million and $14.7 million, respectively. During the three months ended March 31, 2022 and 2021, the total cash received from the exercise of stock options was $0.3 million and $1.2 million, respectively. The total fair value less strike price of these options was $0.6 million and $3.1 million, respectively.

Stock-based compensation expense was classified in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$774	$597
Selling, general and administrative	1,655	463
Cost of goods sold	220	179
	$2,649	$1,239

As of March 31, 2022 and December 31, 2021, there were 2,736,581 and 2,437,649 unvested options, respectively. Total unrecognized expense related to unvested stock options was approximately $22.0 million and $20.1 million as of March 31, 2022 and December 31, 2021, respectively. Amounts as of March 31, 2022 and December 31, 2021 are expected to be recognized over a weighted average period of approximately 3.0 and 3.0 years.

As of March 31, 2022, there was $8.0 million of total unrecognized compensation costs related to non-vested restricted stock units granted under the 2021 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.2 years.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Three Months Ended March 31,
	2022		2021
	Range	Weighted Average	Range	Weighted Average
Expected volatility	62.5%	62.5%	62.3% to 63.6%	63.6%
Risk-free interest rate	2.0%	2.0%	0.6% to 1.7%	1.1%
Expected life (in years)	6 years	6 years	5.52 to 10 years	6.03 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$12.85	$12.85	$1.51	$1.51

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	March 31, 2022	December 31, 2021
Stock options issued and outstanding under the 2006, 2015 and 2021 plans	6,150,402	5,754,005
Restricted stock units	567,034	640,479
Employee stock purchase plan	757,694	484,027
Total shares of common stock reserved	7,475,130	6,878,511

On January 3, 2022, the Board of Directors approved the issuance of 19,196 restricted stock units to a non-employee director. The award will vest over three years of service.

Note 8 – Stockholders’ Equity

On July 29, 2021, the Company restated its certificate of incorporation and bylaws which provide for, among other things, the Company’s authorized capital stock to consist of 900,000,000 shares of common stock, par value

$0.001 per share, and 100,000,000 shares of convertible preferred stock, par value $0.001 per share. The restated certificate defines the voting rights, dividends, liquidation rights and preferences of each class of stock.

There are 900,000,000 shares of common stock authorized, 27,485,685 issued and outstanding at March 31, 2022 and 27,366,746 issued and outstanding at December 31, 2021.

There are 100,000,000 shares of preferred stock authorized and none issued or outstanding at March 31, 2022 and December 31, 2021.

Prior to the IPO, the Amendment authorized eight classes of preferred stock, Series A through F, the “Prior Preferred Stock” and Series G and H, the “Senior Preferred Stock”. Upon completion of the Company's IPO in July 2021 all of the 14,376,272 issued and outstanding shares of Convertible Preferred Stock outstanding were converted to common stock.

Note 9 – Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not combine lease and non-lease components in the recognition of lease expense.

As of March 31, 2022 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 121,000 square feet in the aggregate and expire between August 31, 2024 and January 31, 2026. For one of the facilities operating leases, the lessor provided $900,000 in tenant allowances.

The following table presents the lease balances within the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

		March 31,	December 31,
Leases	Classification	2022	2021

Assets
Operating	Operating leases right-of-use assets	4,057	$4,284
Finance	Property and equipment, net	206	$33
Total lease assets		4,263	4,317
Liabilities
Current
Operating	Lease liabilities	1,588	1,509
Finance	Lease liabilities	75	20
Noncurrent
Operating	Long-term lease liabilities	3,265	3,625
Finance	Long-term lease liabilities	84	17
Total lease liabilities		$5,012	$5,171

For the three months ended March 31, 2022 and 2021, the components of operating and finance lease expenses were as follows (in thousands):

		Three Months Ended March 31,
Lease Cost	Classification	2022	2021

Operating lease cost	Cost of sales	$3	$3
	Research and development	74	79
	Selling, general and administrative	403	402

Finance lease cost	Research and development	14	—
	Selling, general and administrative	5	8

Finance lease cost	Interest expense	3	2

Maturities of the Company’s operating and finance lease liabilities as of March 31, 2022 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2022 (remainder)	$1,526	$58
2023	1,724	108
2024	1,456	9
2025	951	—
2026	80	—
2027	—	—
Total lease payments	5,737	175
Less: imputed interest	883	16
Total lease liabilities	$4,853	$159

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of March 31, 2022 and December 31, 2021 were:

	March 31,	December 31,
Lease Term and Discount Rate	2022	2021
Weighted average remaining lease term (years)
Operating leases	3.07	3.30
Finance leases	1.70	1.72
Weighted average discount rate
Operating leases	10.5%	10.5%
Finance leases	9.5%	10.5%

Note 10 – Commitments and Contingencies

Letter of credit

The Company has a standby letter of credit, expiring September 30, 2024, issued by a financial institution as required security for one operating lease. The aggregate amount of the letter of credit was $310,000 as of March 31, 2022 and December 31, 2021.

Legal Matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At March 31, 2022 and December 31, 2022, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Note 11 – Subsequent Events

Term Loan

On May 3, 2022, the Company entered into a Second Amendment the (“Second Amendment”) to its existing loan and security agreement (as amended through the Second Amendment, the (“Amended Term Loan”) dated as of October 29, 2020 (“Term Loan”), with Oxford Finance, as the lender and collateral agent thereunder. The Amended Term Loan increased the loan and security agreement to $60.0 million, of which $40.0 million was fully funded as of May 3, 2022. Under the Amended Term Loan, the Company may borrow an additional term loan of up to $10.0 million through June 30, 2023, provided the Company satisfies the applicable drawdown conditions and achieves trailing twelve-month sales revenues of not less than $40,000,000 for the measurement period ending February 28, 2023, the measurement period ending March 31, 2023 or the measurement period ending April 30, 2023. Subject to the terms and conditions of the Amended Term Loan, the Company may also borrow another term loan of up to $10.0 million through September 30, 2023, provided the Company satisfies the applicable drawdown conditions and achieves trailing twelve-month sales revenues of not less than $50.0 million for the measurement period ending May 31, 2023, the measurement period ending June 30, 2023 or the measurement period ending July 31, 2023. The Amended Term Loan bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 1-Month Term SOFR (or, if greater, 0.16%) plus an applicable margin of 9.09%. If an event of default under the Amended Term Loan is continuing, additional interest of 5% applies. The Amended Term Loan extends the maturity date of the loan and security agreement, which was due to expire on October 1, 2025, to February 1, 2027. The Company refers to its $60 million Amended Term Loan as its credit facility.

The Amended Term Loan is secured by substantially all of the Company's personal property other than its intellectual property, but includes any accounts receivable, other amounts owed and any proceeds of intellectual property. The Company also entered into a negative pledge arrangement with the collateral agent and lenders where the Company agreed not to encumber any of its intellectual property. The Amended Term Loan also includes certain customary representations and warranties, affirmative and negative covenants, and events of default, including a financial performance to plan covenant that requires the Company to achieve certain minimum net sales revenues, measured on a trailing twelve month basis, as set forth in the Second Amendment.

The Amended Term Loan requires 36 months of interest-only payments, followed by 22-months of amortization. If the Company is in compliance with its performance to plan covenant through April 1, 2025 and has not provided an IP lien election notice before May 1, 2025, the interest-only period is extended by 12 months, and the amortization period is reduced to nine months. Payments are due on the first day of each month in arrears. All unpaid amounts under the Amended Term Loan mature on February 1, 2027. The Company may elect to prepay the loans under the credit facility at any time in full or in part; however, the Company may only elect to prepay the loans in part once, in an amount not less than $5.0 million. Any amounts prepaid may not be subsequently reborrowed. Under the Amended Term Loan, a final payment (the “Final Payment”) will be due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loans, in an amount equal to (a) if the Final Payment is due on or after January 1, 2022 through and including October 31, 2022, three percent (3.00%) of the original principal amount (or, in the case of a partial prepayment, the amount of principal to be prepaid) of the loans, (b) if the Final Payment is due on or after November 1, 2022 through and including October 31, 2023, four percent (4.00%) of the original principal amount (or, in the case of a partial prepayment, the amount of principal to be prepaid) of the loans, and (c) if the Final Payment is due on or after November 1, 2023, five percent (5.00%) of the original principal amount (or, in the case of a partial prepayment, the amount of principal to be prepaid) of the loans. The Final Payment is being accreted to the carrying value of the debt as a debt premium and interest expense over the life of the loan using the effective interest method.

The Company is required to pay an amendment fee of $125,000 to the lenders that is directly attributable to execution of the Amended Term Loan transaction. These issuance costs will be recorded as a discount to the carrying amount of the debt and will be amortized to interest expense over the effective term of the debt using the effective interest method. The loans may be accelerated by Oxford Finance in the event of a default.

Sublease

On April 4, 2022, the Company entered into a thirty-four-month sublease agreement for a portion of the 5 Columbia Building, in Aliso Viejo, CA. The sublease commencement date is June 1, 2022 and will expire on March 31, 2025. The base rent receivable is $11,410 per month.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 8, 2022. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”

We are a commercial-stage medical technology company dedicated to improving the vision of patients following cataract surgery. Our proprietary RxSight system, comprised of our LAL, LDD and accessories, is the first and only commercially available IOL technology that enables doctors to customize and optimize visual acuity for patients after cataract surgery. Our LAL is made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet light generated by our LDD. With the RxSight system, the surgeon performs a standard cataract procedure to implant the LAL, determines refractive error with patient input after healing is complete, and then uses the LDD to modify the lens with the exact amount of visual correction needed to achieve the patient’s desired vision outcomes. Alternative IOL technologies, in contrast, are not adjustable following the procedure and therefore require patients to make pre-operative choices about their visual preferences, which can often result in patient dissatisfaction when visual outcomes fail to meet expectations. We designed our RxSight system to maximize patient and doctor satisfaction through superior visual outcomes. In the pivotal study that formed the basis for our FDA approval, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity for our LAL was 70.1%. This compares favorably to the results of pivotal studies with similar study designs and patient populations that supported FDA approval of Alcon’s Acrysof Toric (38.4%), and J&J’s Tecnis Toric (43.6%). We began commercializing our solution in the United States in the third quarter of 2019 and are focused on establishing the RxSight system as the standard of care for premium IOL procedures. As of March 31, 2022, we had an installed base of 246 LDDs in ophthalmology practices, and since our inception, surgeons have performed over 20,000 surgeries with our RxSight system.

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

Our commercial strategy involves a “razor and razor blade” sales model, through which we aim to drive adoption of our RxSight system by increasing our installed base of LDDs, which enable consumable revenues from the sale of our LALs. We believe this commercial strategy over time may provide a degree of predictability in terms of our commercial growth and a consumable revenue stream from sales of our LALs. We are currently focused on driving adoption with surgeons performing a high volume of premium cataract procedures. According to the 2021 Premium Cataract Surgery Market Report (the “Market Scope 2021 Premium Report”), approximately 10,000 surgeons perform cataract surgeries in the United States and we estimate that as many as 3,000 surgeons performed approximately 70% to 80% of the premium procedures in the United States in 2021. We believe this provides an attractive and concentrated market opportunity addressable with a focused sales force. We currently employ a sales team that, as of March 31, 2022 includes 19 LDD sales personnel, 16 LAL sales personnel, and a group of approximately 73 clinical specialists, field service, customer service, and marketing personnel. Our sales personnel generally have relevant experience selling cataract surgery products, as well as medical device service and clinical experience. We believe increasing the number of sales representatives, practice development personnel and clinical trainers will help facilitate further adoption of our products among existing customer accounts as well as broaden awareness of our products to new accounts. While we intend to initially focus our growing commercial efforts in the U.S., in the future, we may selectively pursue commercial expansion in Asia, Europe, Australia or other geographies with significant market opportunity for premium IOLs, leveraging our CE and FDA approvals.

Our near-term research and development activities are focused on improving customer experience, expanding our indications for use, reducing manufacturing costs and lifecycle management and enhancements to the RxSight system to improve clinical outcomes to drive product adoption. We believe that over time, our adjustable lens solution can be used to address a broad range of cataract surgery patients, including those that would otherwise elect for a conventional cataract procedure today. Additional development and clinical studies that are designed to provide clinical evidence of the safety and effectiveness of our existing and future generations of products are also anticipated. Finally, we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities.

On July 29, 2021, we completed our Initial Public Offering (“IPO”), which resulted in the issuance and sale of 8,248,549 shares of common stock, including 898,549 shares sold pursuant to the exercise of the underwriters’ over-allotment option at the IPO price of $16.00 per share. We received net proceeds of approximately $119.6 million from the IPO, after deducting underwriters’ discounts and commissions of $9.2 million and offering costs of $3.2 million.

Prior to our IPO, our primary sources of capital had been private placements of preferred stock, a structured transaction with a strategic partner, debt financing and revenue from sales of our products. Since inception, we raised a total of $191.3 million in net proceeds from private placements of preferred stock, $120 million from a strategic partner, approximately $39.2 million in net proceeds from a credit facility, and approximately $11.3 million from issuance of common stock primarily from stock option exercises. As of March 31, 2022, we had cash and cash equivalents of $24.1 million, short-term investments of $119.7 million, long-term debt of $39.9 million and an accumulated deficit of $496.9 million. We generated net sales of $8.9 million and had a net loss of $17.6 million for the three months ended March 31, 2022, as compared to sales of $3.5 million and net loss of $6.8 million for the three months ended March 31, 2021.

We have made, and intend to continue to make significant investments in our sales and marketing organization, primarily sales representatives, clinical applications specialists and technical service personnel to support new customers and upgrades and practice development personnel to facilitate adoption of use of our LALs among existing accounts. We will expand our marketing efforts with additional advertising and customer tools to expand their local advertising. We will also continue to make significant investments in research and development and clinical expenses to make enhancements in our current products. As a public company, we have incurred, and will continue to incur costs that we have not previously incurred or have previously incurred at lower rates, including increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees, fees to members of our Board of Directors and expenses for compliance with public-company reporting requirements. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years.

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

	2022	2021
	Q1	Q1	Q2	Q3	Q4
LDDs Sold	40	13	25	31	45
Installed Base at End of Period	246	105	130	161	206

We believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system. While an important metric, the COVID-19 pandemic and severe weather in the first quarter 2021 impacted trends in our business. The U.S. saw a resurgence in COVID-19 cases attributed to holiday travel and gatherings and severe weather in Texas and other southern states, resulting in reduced LAL sales for such period. During the quarter ended March 31, 2022, we saw increased LDD sales of 27 and increased LAL sales of 2,599 when compared to March 31, 2021 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

	2022	2021
	Q1	Q1	Q2	Q3	Q4
LALs Sold	4,166	1,567	1,825	1,977	2,959

Components of results of operations

Sales

Our sales consists of the sale of LALs used in cataract surgeries, the LDDs for delivering light to the LALs to adjust the lens post-surgery, as needed, and service and accessories. Revenue is derived from sales of products primarily in the U.S. and sales to a single customer in each of Germany and Mexico. Customers are primarily comprised of ophthalmic practices (LDD sales) and ambulatory surgery centers (LAL sales). We expect revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of doctors that are trained to use our products, and expand awareness of our products including our ActivShield™ Technology with new and existing customers and as doctors perform more procedures using our products.

LALs are held at customer sites on consignment. The single performance obligation is satisfied, and revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient.

Our LDD contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. The LDD capital asset and related components revenue is recognized upon installation and customer acceptance, training is recognized upon completion of training by at least one doctor, and the initial warranty and service agreement are recognized ratably over the service period. After the first year, service contracts can be purchased separately on a standalone basis. The Company recorded contract liabilities of $622,000 and $540,000 related to such service agreements as of March 31, 2022 and December 31, 2021, respectively. Revenue for such service agreements will be recognized over the term of each contract.

For the three months ended March 31, 2022 and 2021, sales from contracts with customers consisted of the following:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
LDD (including training)	$4,569	$1,837
LALs	4,105	1,529
Accessories and Service Warranty	268	118
	$8,942	$3,484

For the three months ended March 31, 2022 and 2021 we did not have any one customer who individually accounted for more than 10% of revenue.

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

Our LDD, as is typical of many medical device capital equipment products, has a low gross margin, as the material cost of the LDD is significant, representing over 60% of the total cost to manufacture. In addition, we do not mark up our LDD substantially, as LDDs, as sold, generate LAL procedures. Our LAL gross margin is higher, with low material cost but high fixed overhead costs. As our manufacturing volume of the LAL increases, we expect the gross margin may improve significantly.

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

Change in fair value of warrants

Change in fair value of warrants consists of gains and losses resulting from the remeasurement of the fair value of our preferred stock warrant liabilities at each balance sheet date. We continued to record adjustments to the estimated fair value of the preferred stock warrants until the conversion of the underlying convertible preferred stock into common stock which occurred immediately prior to the completion of our IPO in July 2021. There was no change in fair value of warrants for the three months ended March 31, 2021.

Interest expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our indebtedness.

Interest and other income, net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents.

Comprehensive loss

All components of comprehensive loss, including net loss, are reported in the condensed consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments and foreign currency translation adjustments.

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended March 31,		Change
(in thousands, except share amounts, per-share data and percentages)	2022	2021	($)	(%)
Sales	$8,942	$3,484	$5,458	156.6%
Cost of sales	5,181	2,365	2,816	119.1
Gross profit	$3,761	$1,119	$2,642	236.1%
Operating expenses:
Selling, general and administrative	13,620	5,611	8,009	142.8
Research and development	6,719	6,643	76	1.1
Total operating expenses	20,339	12,254	8,085	66.0
Loss from operations	$(16,578)	$(11,135)	$(5,443)	48.9%
Other income (expense), net:
Expiration of warrant	—	5,018	(5,018)	(100.0)%
Interest expense	(1,060)	(698)	(362)	51.9
Interest and other income	46	17	29	172.0
Total other (expense) income, net:	(1,014)	4,337	(5,351)	(123.4)%
Loss before income taxes	(17,592)	(6,798)	(10,794)	158.8
Income tax expense	4	7	(3)	(46.5)
Net loss	$(17,596)	$(6,805)	$(10,791)	158.6%
Other comprehensive income (loss)
Unrealized (loss) income on short-term investments	(74)	7	(81)	(1,156.9)
Foreign currency translation loss	(4)	(4)	0	(2.4)
Total other comprehensive (loss) income	(78)	3	(81)	(2,696.3)
Comprehensive loss	$(17,674)	$(6,802)	$(10,872)	159.8%

Sales

Sales increased by $5.4 million, or 156.6%, to $8.9 million for the three months ended March 31, 2022, from $3.5 million for the three months ended March 31, 2021. The increase in total sales was primarily due to sales of 2,599 more LALs and 27 more LDDs from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

Cost of sales

Cost of sales increased by $2.8 million, or 119.1%, to $5.2 million for the three months ended March 31, 2022, from $2.4 million for the three months ended March 31, 2021, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 42.1% in the three months ended March 31, 2022, from 32.1% for the three months ended March 31, 2021 due to improved operating leverage.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $8.0 million, or 142.8%, to $13.6 million for the three months ended March 31, 2022, from $5.6 million for the three months ended March 31, 2021. This increase was primarily attributable to an increase in selling and marketing personnel costs of $5.8 million mainly due to increased salaries, sales commissions, incentive bonuses and employee benefits of $3.4 million, $0.5 million of increased stock-based compensation expense due to increased headcount, $1.0 million in additional post market study costs, new customer acquisition costs and IPO related costs and increased travel costs of $0.7 million due to travel restrictions during the first quarter of 2021 due to COVID-19 when compared to the three months ended March 31, 2021. General and administrative expenses increased by $2.2 million due primarily to $1.0 million in increased costs related to operating as a public company, increased personnel costs of $0.5 million due to increased salaries, reinstatement of incentive bonuses and employee benefits due to increased headcount and $0.8 million of increased stock-based compensation expense due to increased headcount as well as temporary reductions in salaries that were in place for the three months ended March 31, 2021.

Research and development expenses

Research and development expenses increased by $0.1 million, or 1.1%, to $6.7 million for the three months ended March 31, 2022, from $6.6 million for the three months ended March 31, 2021. This increase was primarily attributable to increased clinical study costs.

Other income (expense), net

Other income (expense), net, decreased by $5.3 million to a loss of $1.0 million for the three months ended March 31, 2022 from income of $4.3 million for the three months ended March 31, 2021 due to the expiration of the warrants on March 31, 2021 of $5.0 million and an increase in interest expense of $0.4 million on our term loan.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $143.8 million. For the three months ended March 31, 2022, and 2021, our loss from operations was $16.6 million and $11.1 million, respectively. We had an accumulated deficit of $496.9 million as of March 31, 2022.

Prior to our IPO, which we completed in July 2021, our primary sources of capital were private placements of preferred stock, a structured transaction with a strategic partner, debt financing and from sales of our products.

On July 29, 2021, we completed our IPO which resulted in the issuance and sale of 8,248,549 shares of common stock at a price of $16.00 per share. The aggregate net proceeds from the offering, inclusive of an additional 898,549 common shares sold pursuant to the partial exercise of the underwriters’ over-allotment option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $119.6 million. On July 29, 2021, we restated our Certificate of Incorporation and bylaws which provide for, among other things, that our authorized capital stock consist of 900,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of convertible preferred stock, par value $0.001 per share. The restated certificate defines the voting rights, dividends, liquidation, rights and preferences of each class of stock.

Term Loan

On May 3, 2022, we entered into a Second Amendment the (“Second Amendment”) to our existing loan and security agreement (as amended through the Second Amendment, the (“Amended Term Loan”) dated as of October 29, 2020 (“Term Loan”), with Oxford Finance LLC, (“Oxford Finance”), as the lender and collateral agent thereunder. The Amended Term Loan increased the loan and security agreement to $60.0 million, of which $40.0 million was fully funded as of May 3, 2022. Under the Amended Term Loan, we may borrow an additional term loan of up to $10.0 million through June 30, 2023, provided we satisfy the applicable drawdown conditions and achieve trailing twelve-month sales revenues of not less than $40,000,000 for the measurement period ending February 28, 2023, the measurement period ending March 31, 2023 or the measurement period ending April 30, 2023. Subject to the terms and conditions of the Amended Term Loan, we may also borrow another term loan of up to $10.0 million through September 30, 2023, provided we satisfy the applicable drawdown conditions and achieve trailing twelve-month sales revenues of not less than $50.0 million for the measurement period ending May 31, 2023, the measurement period ending June 30, 2023 or the measurement period ending July 31, 2023. The Amended Term Loan bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 1-Month Term SOFR (or, if greater, 0.16%) plus an applicable margin of 9.09%. If an event of default under the Amended Term Loan is continuing, additional interest of 5% applies. The Amended Term Loan extends the maturity date of the loan and security agreement, which was due to expire on October 1, 2025, to February 1, 2027. We refer to our $60 million Amended Term Loan as our credit facility.

The Amended Term Loan is secured by substantially all of our personal property other than our intellectual property, but includes any accounts receivable, other amounts owed and any proceeds of intellectual property. We also entered into a negative pledge arrangement with the collateral agent and lenders where we agreed not to encumber any of our intellectual property. The Amended Term Loan also includes certain customary representations and warranties, affirmative and negative covenants, and events of default, including a financial performance to plan covenant that requires us to achieve certain minimum net sales revenues, measured on a trailing twelve month basis, as set forth in the Second Amendment.

The Amended Term Loan requires 36 months of interest-only payments, followed by 22-months of amortization. If we are in compliance with its performance to plan covenant through April 1, 2025 and have not provided an IP lien election notice before May 1, 2025, the interest-only period is extended by 12 months, and the amortization period is reduced to nine months. Payments are due on the first day of each month in arrears. All unpaid amounts under the Amended Term Loan mature on February 1, 2027. We may elect to prepay the loans under the credit facility at any time in full or in part; however, we may only elect to prepay the loans in part once, in an amount not less than $5.0 million. Any amounts prepaid may not be subsequently reborrowed. Under the Amended Term Loan, a final payment (the “Final Payment”) will be due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loans, in an amount equal to (a) if the Final Payment is due on or after January 1, 2022 through and including October 31, 2022, three percent (3.00%) of the original principal amount (or, in the case of a partial prepayment, the amount of principal to be prepaid) of the loans, (b) if the Final Payment is due on or after November 1, 2022 through and including October 31, 2023, four percent (4.00%) of the original principal amount (or, in the case of a partial prepayment, the amount of principal to be prepaid) of the loans, and (c) if the Final Payment is due on or after November 1, 2023, five percent (5.00%) of the original principal amount (or, in the case of a partial prepayment, the amount of principal to be prepaid) of the loans. The Final Payment is being accreted to the carrying value of the debt as a debt premium and interest expense over the life of the loan using the effective interest method.

We are required to pay an amendment fee of $125,000 to the lenders that is directly attributable to execution of the Amended Term Loan transaction. These issuance costs will be recorded as a discount to the carrying amount of the debt and will be amortized to interest expense over the effective term of the debt using the effective interest method. The loans may be accelerated by Oxford Finance in the event of a default.

A copy of the Second Amendment is attached hereto as Exhibit 10.3. The foregoing description of the Second Amendment and Amended Term Loan do not purport to be complete and are qualified in their entirety by reference to the Second Amendment.

Funding requirements

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our sales growth;
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

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	For the three months ended March 31,
	(unaudited)
	2022	2021
Net cash (used in) provided by:
Operating activities	$(14,985)	$(10,252)
Investing activities	14,859	14,503
Financing activities	(98)	6,144
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(5)	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(229)	$10,391

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2022, was $15.0 million, consisting primarily of a net loss of $17.6 million and a net increase in operating assets and a net decrease in operating liabilities of $1.2 million, which was partially offset by non-cash stock-based compensation of $2.6 million and depreciation and amortization of $1.0 million.

Net cash used in operating activities for the three months ended March 31, 2021, was $10.3 million, consisting primarily of net loss of $6.8 million, a non-cash gain on expiration of an unexercised warrant of $5.0 million, an increase in operating assets and liabilities of $0.7 million, offset by non-cash stock-based compensation of $1.2 million and depreciation and amortization of $1.0 million.

Cash used in investing activities

Net cash provided by investing activities for the three months ended March 31, 2022, was $14.9 million, consisting primarily of net maturities of short-term investments of $15.2 million.

Net cash provided by investing activities for the three months ended March 31, 2021, was $14.5 million, consisting of net maturities of short-term investments of $15.0 million, offset by net purchases of property and equipment of $0.5 million.

Cash from financing activities

Net cash used in financing activities for the three months ended March 31, 2022, was $0.1 million, primarily consisting of payments for employee taxes related to stock compensation of $0.4 million offset by proceeds from stock options exercised of $0.3 million.

Net cash provided by financing activities for the three months ended March 31, 2021, was $6.1 million, consisting primarily of proceeds from a draw on the Company’s term loan of $5.0 million and proceeds from stock options exercised of $1.2 million.

Contractual obligations and commitments

We have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.3 million as of March 31, 2022 and December 31, 2021.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which may affect our future financial statement presentation, financial condition, results of operations and cash flows. Our significant accounting policies are more fully described in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 8, 2022. We believe that the accounting policies we use are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

There were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 8, 2022. We believe that the accounting policies we use are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

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

Emerging growth company and smaller reporting company status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

Further, the expansion of global lead times related to the COVID-19 pandemic, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply. Our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. We expect any new shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial near-term impact on our revenue. During the COVID-19 pandemic, our customers, including doctors, have experienced financial hardship and some of them may not fully recover. This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired by larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of RxSight systems sold after the pandemic has ended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2022, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

Summary Risk Factors

Our following risks and uncertainties are among the most significant we face, however, the risks and uncertainties identified in this subsection are not the only ones we face and are qualified in their entirety by reference to all of the risk factors described herein:

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
•
Future litigation proceedings could adversely affect our business.

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

Identifying and recruiting qualified sales and marketing personnel and training them on our products, applicable federal and state laws and regulations, and on our internal policies and procedures requires significant time, expense and attention. It often takes several months or more before a sales representative is fully trained and productive. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, or in the event we are unable to reduce costs in the face of an unexpected decline in demand for our products. Any failure to hire, develop and retain talented sales and marketing personnel, to achieve desired productivity levels in a reasonable timeframe or timely leverage our fixed costs could have a material adverse effect on our business, financial condition and results of operations. Moreover, the members of our direct sales force are at-will employees. The loss of these personnel to competitors or otherwise could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill technical expertise in replacement personnel, our revenue and results of operations could be materially harmed.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations for the foreseeable future. We reported losses from operations of $52.8 million and $35.4 million for the years ended December 31, 2021 and 2020, respectively and $16.6 million for the three months ended March 31, 2022. As a result of these losses, as of March 31, 2022, we had an accumulated deficit of $496.9 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with being a public company.

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

As of March 31, 2022 and December 31, 2021, we had $143.8 million and $159.3 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

The terms of our amended term loan place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the term loan may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.

Our credit facility (“Amended Term Loan”) with Oxford Finance, provides for a $60.0 million term-loan facility scheduled to mature on February 1, 2027, of which $40.0 million was fully drawn on as of May 1, 2022. Subject to the terms and conditions of the Amended Term Loan, we may borrow up to $10.0 million during the second quarter of 2023 and up to another $10.0 million in the third quarter of 2023. We refer to our Amended Term Loan collectively as our credit facility.

Our payment obligations under the Amended Term Loan reduce cash available to fund working capital, capital expenditures, research and development and general corporate needs. In addition, indebtedness under the Amended Term Loan bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates increase, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs.

Our obligations under the Amended Term Loan are secured by substantially all of our assets, excluding intellectual property. The security interest granted over our assets could limit our ability to obtain additional debt financing. The Amended Term Loan also requires us to comply with a number of other covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; dispose of a portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control, in each case subject to exceptions.

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

Furthermore, the current leases on our four facilities expire, respectively, on (i) September 30, 2024, with one option to extend for five years; (ii) January 31, 2026, with three options to extend for five years each; (iii) March 31, 2025 with two options to extend for five years each, and (iv) August 31, 2024, with one option to extend for five years. We may be unable to renew our leases or find a new facility on commercially reasonable terms, or at all. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by any such move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

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

Sales of our products outside of the United States would be subject to foreign regulatory requirements governing clinical trials and marketing approval. We will incur substantial expenses in connection with our international expansion. Additional risks related to operating in foreign countries include:

•
differing regulatory requirements and reimbursement regimes in foreign countries, including changes to regulatory requirements and implementation of new regulations in foreign countries;

•
difficulties in compliance with non-U.S. laws and regulations;
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•
trade protection measures, import or export licensing requirements, or other restrictive actions by U.S. or non-U.S. governments;
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

Further, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, where applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed or invalidated by third parties. Additionally, our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Third parties may also have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products similar to or otherwise compete with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid, unenforceable or not infringed, in which case, our competitors and other third parties may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize blanket orders covering the medium term of 18–24 months for the majority of our supplier base. We depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, and COVID related shutdowns again in China and the more recently the war in Ukraine, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain costs and restraints, we have deferred the introduction of our lower cost LDD to the market, and will continue to ship our current LDD through 2022. Our management’s expectation is that the Company’s gross margin will be impacted by its decision to continue to produce the current LDD, which is more expensive to produce than the lower cost LDD, but it is necessary in order to mitigate potential supply chain issues. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through May 1, 2022, our common stock has traded at a low of $8.80 and a high of $19.67 on the Nasdaq

Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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
•
the impact of the COVID-19 pandemic.

The realization of any of the above risks or any of a broad range of other risks, including those described in this Part II, Item 1A, “Risk Factors,” could have a dramatic and adverse impact on the market price of our common stock.

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

Our common stock is currently traded on Nasdaq Global Market, but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq Global Market or any other exchange in the future. If an active trading market does not develop is not maintained, or if we fail to satisfy the continued listing standards of the Nasdaq Global Market or applicable SEC rules for any reason and our securities are delisted, you may have difficulty selling any of our shares of common stock that you buy. The lack of an active trading market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active trading market may also reduce the fair market value of your shares. Furthermore, an inactive trading market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of March 31, 2022, we had 27,485,685 shares of common stock issued and outstanding. Of these shares approximately 7,300,000 shares became available for sale in the public market on January 26, 2022, following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO.

On July 30, 2021, we filed a registration statement on Form S-8 under the Securities Act registering the issuance of 7,473,839 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

In addition, on March 8, 2022, we filed on Form S-8 under the Securities Act to register the issuance of 1,368,337 shares of common stock subject to options or other equity awards issued or future issuance under our equity incentive plans. The number of shares registered represent the annual increase commencing on the first day of each fiscal year beginning with the 2022 fiscal year calculated as 4% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year under our 2021 Equity Incentive Plan and 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year under our 2021 Employee Stock Purchase Plan.

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

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 56% of our voting common stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering (i.e., December 31, 2026).

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

In addition, as a public company we will be required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K after becoming a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm if we are an accelerated filer or large accelerated filer. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. Regulatory or legislative developments may arise from the proposed U.S. tax reform under the Biden Administration, which has proposed several changes to the corporate income tax regime, which, if adopted, could result in increased taxation of our business operations. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax legislation.

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

Further, the expansion of global lead times related to the COVID-19 pandemic, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply. Our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. We expect any new shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial near-term impact on our revenue. During the COVID-19 pandemic, our customers, including doctors, have experienced financial hardship and some of them may not fully recover. This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired by larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of RxSight systems sold after the pandemic has ended.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

None

(b) Use of Proceeds from Registered Securities

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

There has been no material change in the planned use of the IPO proceeds as described in our prospectus dated July 29, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act (File No. 333-257790). From the effective date of the IPO registration statement through March 31, 2022, we have used the net proceeds of the offering to expand our sales force, customer support and operations and increase our research and development activities.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Amended Term Loan with Oxford Finance, LLC

On May 3, 2022, we entered into a Second Amendment the (“Second Amendment”) to our existing loan and security agreement (as amended through the Second Amendment, the (“Amended Term Loan”) dated as of October 29, 2020 (“Term Loan”), with Oxford Finance LLC, (“Oxford Finance”), as the lender and collateral agent thereunder. The Amended Term Loan increased the loan and security agreement to $60.0 million, of which $40.0 million was fully funded as of May 3, 2022. Under the Amended Term Loan, we may borrow an additional term loan of up to $10.0 million through June 30, 2023, provided we satisfy the applicable drawdown conditions and achieve trailing twelve-month sales revenues of not less than $40,000,000 for the measurement period ending February 28, 2023, the measurement period ending March 31, 2023 or the measurement period ending April 30, 2023. Subject to the terms and conditions of the Amended Term Loan, we may also borrow another term loan of up to $10.0 million through September 30, 2023, provided we satisfy the applicable drawdown conditions and achieve trailing twelve-month sales revenues of not less than $50.0 million for the measurement period ending May 31, 2023, the measurement period ending June 30, 2023 or the measurement period ending July 31, 2023. The Amended Term Loan bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 1-Month Term SOFR (or, if greater, 0.16%) plus an applicable margin of 9.09%. If an event of default under the Amended Term Loan is continuing, additional interest of 5% applies. The Amended Term Loan extends the maturity date of the loan and security agreement, which was due to expire on October 1, 2025, to February 1, 2027. We refer to our $60 million Amended Term Loan as our credit facility.

The Amended Term Loan is secured by substantially all of our personal property other than our intellectual property, but includes any accounts receivable, other amounts owed and any proceeds of intellectual property. We also entered into a negative pledge arrangement with the collateral agent and lenders where we agreed not to encumber any of our intellectual property. The Amended Term Loan also includes certain customary representations and warranties, affirmative and negative covenants, and events of default, including a financial performance to plan covenant that requires us to achieve certain minimum net sales revenues, measured on a trailing twelve month basis, as set forth in the Second Amendment.

The Amended Term Loan requires 36 months of interest-only payments, followed by 22-months of amortization. If we are in compliance with our performance to plan covenant through April 1, 2025 and have not provided an IP lien election notice before May 1, 2025, the interest-only period is extended by 12 months, and the amortization period is reduced to nine months. Payments are due on the first day of each month in arrears. All unpaid amounts under the Amended Term Loan mature on February 1, 2027. We may elect to prepay the loans under the credit facility at any time in full or in part; however, we may only elect to prepay the loans in part once, in an amount not less than $5.0 million. Any amounts prepaid may not be subsequently reborrowed. Under the Amended Term Loan, a final payment (the “Final Payment”) will be due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loans, in an amount equal to (a) if the Final Payment is due on or after January 1, 2022 through and including October 31, 2022, three percent (3.00%) of the original principal amount (or, in the case of a partial prepayment, the amount of principal to be prepaid) of the loans, (b) if the Final Payment is due on or after November 1, 2022 through and including October 31, 2023, four percent (4.00%) of the original principal amount (or, in the case of a partial prepayment, the amount of principal to be prepaid) of the loans, and (c) if the Final Payment is due on or after November 1, 2023, five percent (5.00%) of the original principal amount (or, in the case of a partial prepayment, the amount of principal to be prepaid) of the loans. The Final Payment is being accreted to the carrying value of the debt as a debt premium and interest expense over the life of the loan using the effective interest method.

We are required to pay an amendment fee of $125,000 to the lenders that is directly attributable to execution of the Amended Term Loan transaction. These issuance costs will be recorded as a discount to the carrying amount of the debt and will be amortized to interest expense over the effective term of the debt using the effective interest method. The loans may be accelerated by Oxford Finance in the event of a default.

A copy of the Second Amendment is attached hereto as Exhibit 10.3. The foregoing description of the Second Amendment and Amended Term Loan do not purport to be complete and are qualified in their entirety by reference to the Second Amendment.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Items 1.01(a) and 2.03(a) of Form 8-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q unless otherwise stated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1*	Sublease, dated as of April 4, 2022, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.
10.2*	Lease Addendum, dated as of April 5, 2022, by and between the Registrant and Clifford D. Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.
10.3*+	Second Amendment to Loan and Security Agreement, by and among the Registrant, Oxford Finance LLC, as collateral agent, and the lenders party thereto, dated as of May 3, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

* Filed herewith.

+ Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

† The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RxSight Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RxSight, Inc.

Date: May 5, 2022	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Shelley Thunen
Shelley Thunen
Chief Financial Officer
(Principal Financial and Accounting Officer)