Form 10-Q
period 2022-06-30
RxSight, Inc.
filed 2022-08-08
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 27,638,899 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with our condensed consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. In this quarterly Report on Form 10-Q, “we,” “us” and “our” refer to RxSight, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

INDUSTRY, BUSINESS AND MARKET DATA

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

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,004	$24,361
Short-term investments	104,616	134,971
Accounts receivable	6,884	4,862
Inventories	11,622	8,032
Prepaid and other current assets	2,802	4,069
Total current assets	149,928	176,295
Property and equipment, net	11,083	11,217
Operating leases right-of-use assets	4,704	4,284
Restricted cash	811	811
Other assets	188	114
Total assets	$166,714	$192,721
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,277	$1,689
Accrued expenses and other current liabilities	7,877	7,859
Lease liabilities	1,842	1,529
Total current liabilities	12,996	11,077
Long-term lease liabilities	3,851	3,642
Term loan, net	39,881	39,760
Total liabilities	56,728	54,479
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 27,631,479 shares issued and outstanding as of June 30, 2022 and 27,366,746 shares issued and outstanding as of December 31, 2021	27	27
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	623,746	617,511
Accumulated other comprehensive loss	(183)	(20)
Accumulated deficit	(513,604)	(479,276)
Total stockholders' equity	109,986	138,242
Total liabilities and stockholders' equity	$166,714	$192,721

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$11,360	$4,897	$20,301	$8,381
Cost of sales	6,572	5,709	11,752	8,074
Gross profit (loss)	4,788	(812)	8,549	307
Operating expenses:
Selling, general and administrative	14,388	6,502	28,008	12,113
Research and development	6,192	6,563	12,911	13,206
Total operating expenses	20,580	13,065	40,919	25,319
Loss from operations	(15,792)	(13,877)	(32,370)	(25,012)
Other income (expense), net:
Change in fair value of warrants	—	1,214	—	1,214
Expiration of warrant	—	—	—	5,018
Interest expense	(1,136)	(826)	(2,196)	(1,524)
Interest and other income	196	15	242	32
Loss before income taxes	(16,732)	(13,474)	(34,324)	(20,272)
Income tax expense	0	3	4	10
Net loss	$(16,732)	$(13,477)	$(34,328)	$(20,282)

Other comprehensive loss
Unrealized (loss) gain on short-term investments	(76)	(4)	(150)	3
Foreign currency translation (loss) gain	(9)	1	(13)	(3)
Total other comprehensive loss	(85)	(3)	(163)	—
Comprehensive loss	$(16,817)	$(13,480)	$(34,491)	$(20,282)
Net loss per share:
Attributable to Series G common stock, basic and diluted	$—	$(0.32)	$—	$(0.48)
Attributable to common stock, basic	$(0.61)	$(3.28)	$(1.25)	$(5.00)
Attributable to common stock, diluted	$(0.61)	$(3.53)	$(1.25)	$(5.23)
Weighted-average shares used in computing net loss per share:
Attributable to Series G common stock, basic and diluted	—	1	—	1
Attributable to common stock, basic	27,559,908	4,106,403	27,493,130	4,052,920
Attributable to common stock, diluted	27,559,908	4,166,439	27,493,130	4,113,249

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Six Months Ended June 30, 2022

				Accumulated other
	Common stock		Additional paid-in	comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	27,366,746	$27	$617,511	$(20)	$(479,276)	$138,242
Shares issued for the exercise of stock options and vesting of restricted stock units	145,922	—	308	—	—	308
Shares redeemed for employee tax withholdings	(26,983)	—	(362)	—	—	(362)
Stock-based compensation expense	—	—	2,649	—	—	2,649
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(74)	—	(74)
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(17,596)	(17,596)
Balance at March 31, 2022	27,485,685	$27	$620,106	$(98)	$(496,872)	$123,163
Shares issued for the exercise of stock options and vesting of restricted stock units	99,743	—	277	—	—	277
Stock-based compensation expense	—	—	2,904	—	—	2,904
Shares issued for the employee stock purchase plan	46,051	—	459	—	—	459
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(76)	—	(76)
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(16,732)	(16,732)
Balance at June 30, 2022	27,631,479	$27	$623,746	$(183)	$(513,604)	$109,986

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED statements of REDEEMABLE COMMON STOCK, STOCK OPTIONS, CONVERTIBLE PREFERRED STOCK AND stockholders’ equity (DEFICIT) (UNAUDITED)

(In thousands, except number of shares)

	Six Months Ended June 30, 2021
					Convertible					Notes receivable	Accumulated
	Redeemable common stock		Notes receivable for redeemable	Redeemable	preferred stock		Common stock		Additional paid-in	for common stock	other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	common stock issued	stock options	Shares	Amount	Shares	Amount	capital	issued	loss	deficit	deficit
Balance at December 31, 2020	3,813,450	$80,780	$(803)	$53,085	14,376,272	$353,300	1	—	—	—	$(3)	$(430,588)	$(430,591)
Exercise of stock options	280,545	6,922	—	(5,715)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,239	—	—	—	1,239
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	—	—	—	—	—	—	—	7	—	7
Foreign currency translation adjustment	—	—	—	—	—	—	—	—		—	(4)	—	(4)
Change in notes receivable for common stock issued	—	—	(14)	—	—	—	—	—	—	—	—	—	—
													—
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	(4,093,995)	(87,702)	817	—	—	—	4,093,995	4	87,698	(817)	—	—	86,885
Reclassification of redeemable common stock options to common stock options	—	—	—	(47,370)	—	—	—	—	47,370	—	—		47,370
Net loss					—	—	—	—	—	—	—	(6,805)	(6,805)
Balance at March 31, 2021	—	—	—	$—	14,376,272	353,300	4,093,996	4	136,307	(817)	—	(437,393)	(301,899)
Exercise of stock options	—	—	—	—	—	—	30,215	—	125	—	—	—	125
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,406	—	—	—	1,406
Change in notes receivable for common stock issued	—	—	—	—	—	—	—	—	—	452	—	—	452
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—		—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,477)	(13,477)
Balance at June 30, 2021	—	$—	$—	$—	14,376,272	$353,300	4,124,211	$4	$137,838	$(365)	$(3)	$(450,870)	$(313,396)

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	$(34,328)	$(20,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,025	1,944
Amortization of right-of-use lease assets	56	15
Amortization of debt issuance costs and premium	265	229
Change in fair value of warrants	—	(1,214)
Gain on expiration of warrant	—	(5,018)
Amortization of discount on short-term investments	(231)	(15)
Stock-based compensation	5,553	2,645
Provision for excess and obsolete inventory	120	1,749
Change in operating assets and liabilities:
Accounts receivable	(2,022)	(1,071)
Inventories	(3,710)	(2,004)
Prepaid and other assets	1,099	(1,250)
Accounts payable	1,348	1,195
Accrued expenses and other liabilities	17	846
Net cash used in operating activities	(29,808)	(22,231)
Investing Activities:
Purchase of property and equipment	(1,451)	(1,321)
Maturity of short-term investments	135,000	40,000
Purchases of short-term investments	(104,564)	(4,999)
Net cash provided by investing activities	28,985	33,680
Financing Activities:
Proceeds from term loan	—	15,000
Payments of debt issuance costs	(142)	(122)
Payments for employee taxes related to stock compensation	(362)	—
Principal payments on finance lease liabilities	(60)	(16)
Payments of deferred offering costs	—	(242)
Change in notes receivables for redeemable common stock issued	—	439
Proceeds from issuance of common stock	1,044	1,332
Net cash provided by financing activities	480	16,391
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(14)	(3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(357)	27,837
Cash, cash equivalents and restricted cash - beginning of period	25,172	14,455
Cash, cash equivalents and restricted cash - end of period	$24,815	$42,292
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,023	598
Cash paid for income taxes	3	14
Cash paid for interest on financing leases	3	3
Cash paid for interest on term loan	1,904	1,291
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	1,090	—
Finance lease	288	—
Lease obligations recorded for right-of-use assets:
Operating lease	1,090	—
Finance lease	256	—
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	238	76
Deferred offering costs included in accrued expenses	—	(1,233)
Payment-in-kind interest income added to principal of notes receivable	—	26
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	—	87,702
Reclassification of redeemable common stock options to common stock options	—	47,370

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

The accompanying unaudited condensed consolidated financial statements include the accounts of RxSight, Inc. and its wholly owned subsidiaries, RxSight, B.V., and RxSight GmbH. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The December 31, 2021 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K filed with the SEC on March 8, 2022. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.

Initial Public Offering (“IPO”) and Reverse Stock Split

On July 22, 2021, the Company’s Board of Directors (“Board”) approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s common stock, excluding Series G and Series W common stock, and convertible preferred stock on a 1-for-10.33 basis (“Reverse Stock Split”). The par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split was effected on July 23, 2021. Accordingly, all common stock, excluding Series G and Series W common stock, options to purchase common stock, convertible preferred stock, share data, per share data and related information contained in the accompanying condensed consolidated financial statements and notes have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The Reverse Stock Split resulted in an adjustment to the convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion.

On July 29, 2021, the Company completed its IPO which resulted in the issuance and sale of 8,248,549 shares of its common stock at a price of $16.00 per share. The aggregate net proceeds from the offering, which included 898,549 common shares sold upon the partial exercise of the underwriters’ over-allotment option, after deducting underwriting discounts and commissions of $9.2 million and other offering costs of $3.2 million, were approximately $119.6 million. On July 29, 2021, the Company amended and restated its certificate of incorporation and bylaws which provide for, among other things, the Company’s authorized capital stock to consist of

900,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of convertible preferred stock, par value $0.001 per share. The amended and restated certificate of incorporation defines the voting rights, dividends, liquidation rights and preferences of each class of stock.

Immediately prior to the completion of the IPO, (i) 14,376,272 outstanding shares of the Company's convertible preferred stock were converted into an aggregate of 14,725,309 shares of common stock and (ii) 225,945 warrants to purchase Series H convertible preferred stock were exercised and converted into 100,261 shares of common stock.

Liquidity and Financial Position

As of June 30, 2022 and December 31, 2021 the Company had cash, cash equivalents and short-term investments of $128.6 million and $159.3 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended June 30, 2022 and 2021 the Company incurred losses from operations of $15.8 million and $13.9 million, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred losses from operations of $32.4 million and $25.0 million, respectively. Due to the Company’s continuing research and development activities and expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, though the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of June 30, 2022 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on March 8, 2022.

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
•
the type of investments made.

The Company had $160,000 and $9,000 of unrealized losses related to short-term investments as of June 30, 2022 and December 31, 2021, respectively.

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

Accounts Receivable

The Company has a diverse customer base and as of June 30, 2022 and December 31, 2021 the Company had no customers who individually accounted for more than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of June 30, 2022 or December 31, 2021.

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

Leases

Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (“Commencement Date”) based on the present value of lease payments over the lease term. The Company estimates the incremental borrowing rate based upon the cost of its own debt financing, current market interest rates and quoted offerings or the rate implicit in the lease. Operating lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the accompanying condensed consolidated balance sheets. Landlord improvement allowances and other such lease incentives are recorded as property and equipment and as reduction of the right-of-use leased assets and are amortized on a straight-line basis as a reduction to operating lease costs. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the condensed consolidated balance sheets.

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

The following tables show the computation of basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021 (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Stock
Numerator:
Net loss attributable to stockholders, basic	$(16,732)	$(13,477)	$(34,328)	$(20,282)
Effect of dilutive securities:
Preferred stock warrants	—	1,214	—	1,214
Net loss available to stockholders, diluted	$(16,732)	$(14,691)	$(34,328)	$(21,496)
Denominator:
Weighted-average shares outstanding, basic	27,559,908	4,106,403	27,493,130	4,052,920
Effect of dilutive securities:
Preferred stock warrants	—	60,036	—	60,329
Weighted-average shares, diluted	27,559,908	4,166,439	27,493,130	4,113,249
Basic net loss per share	$(0.61)	$(3.28)	$(1.25)	$(5.00)
Diluted net loss per share	$(0.61)	$(3.53)	$(1.25)	$(5.23)

Series G Common Stock
Numerator:
Net loss available to stockholder, basic	$—	$(0.32)	$—	$(0.48)
Effect of dilutive securities:
Preferred stock warrants	—	—	—	—
Net loss attributable to stockholder, diluted	$—	$(0.32)	$—	$(0.48)
Denominator:
Weighted-average shares outstanding, basic and diluted		1		1
Basic net loss per share	—	$(0.32)	—	$(0.48)
Diluted net loss per share	—	$(0.32)	—	$(0.48)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the “treasury stock method” and “if-converted method” was anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	—	14,850,993	—	14,850,993
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	1,942,092	4,610,950	1,973,913	4,368,665
Restricted stock units	65,825	—	48,188	—
Stock issuable in offering period under the Employee Stock Purchase Plan	48,373	—	47,496	—

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

LALs are held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the three and six months ended June 30, 2022 and 2021, credits related to returns and rebates on list prices were not significant.

The Company adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts.

For the three and six months ended June 30, 2022 and 2021, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

LDD (including training)	$5,683	$2,965	$10,253	$4,802
LAL	5,349	1,792	9,453	3,321
Service warranty, service contracts, and accessories	328	140	595	258
	$11,360	$4,897	$20,301	$8,381

As of June 30, 2022 and December 31, 2021, the Company recognized contract liabilities on its condensed consolidated balance sheets of $738,000 and $540,000 respectively, related to the service agreement performance obligation. Revenue for service agreements is recognized ratably over the term of each contract.

The following table represents the contract liabilities from sales activity for the six months ended June 30, 2022 and 2021, respectively (in thousands):

	Six Months Ended June 30,
	2022	2021

Balance at beginning of period	$540	$345
Additions during the period	741	272
Revenue recognized during the period	(543)	(237)
Balance at end of period	$738	$380

For three and six months ended June 30, 2022 and 2021, the Company had no customers who individually accounted for more than 10% of revenue. For the three months ended June 30, 2021, the Company had one customer who individually accounted for approximately 13% of revenue. For the six months ended June 30, 2021, the Company had no customer who individually accounted for 10% or more of revenue.

Stock-Based Compensation Expense

The Company has three stock-based incentive compensation plans, the Calhoun Vision, Inc. 2006 Stock Plan (“2006 Plan”), the Calhoun Vision, Inc. 2015 Equity Incentive Plan (“2015 Plan”), and the 2021 Equity Incentive Plan (“2021 Plan”), which are collectively referred to as the (“Equity Plans”). The Company also has an employee stock purchase plan, the 2021 Employee Stock Purchase Plan (“2021 ESPP”).

The purpose of the 2021 Plan and 2021 ESPP is to provide a means by which eligible participants may be given an opportunity to benefit from increases in the value of the common stock in order to retain or procure the services of the employees, members of the Board and consultants and provide them with an incentive to promote the Company’s success and accomplish corporate goals.

Stock option awards are generally granted with an exercise price of no less than 100% of estimated fair market value on the date of grant. Time based awards generally vest over four years as follows, subject to the optionee’s continuing service: one fourth of the total number of shares vest and become exercisable on the one-year anniversary; 1/48th of the total number of shares subject to the option vest and become exercisable on each monthly anniversary thereafter for the remaining three years.

Prior to the Company's shares being traded on the Nasdaq Global Market, the fair value of the Company’s common stock was determined by the Company’s Board at the time of each option grant by considering a number of objective and subjective factors. The factors included, but were not limited to: (i) third-party valuations of the Company’s common stock; (ii) the Company’s stage of development; (iii) the status of research and development efforts; (iv) the rights, preferences and privileges of the Company’s convertible preferred stock relative to those of the Company’s common stock; (v) the Company’s operating results and financial condition, including the

Company’s levels of available capital resources; (vi) equity market conditions affecting comparable public companies; (vii) general U.S. market conditions and (viii) the lack of marketability of the Company’s common stock. After completion of the Company’s IPO in July 2021, the fair value of common stock is based on the closing price of the Company’s common stock as reported on the Nasdaq Global Market.

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

In June 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” (“ASU No. 2020-06”) which is intended to simplify the accounting for convertible instruments. This new guidance eliminates certain models that require separate accounting for embedded conversion features and eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. Accordingly, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance can be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Short-Term Investments

Short-term investments consist of U.S. Treasury bills and are available-for-sale. The following tables show the Company's short-term investments as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$104,776	$(160)	$104,616

	As of December 31, 2021
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$134,980	$(9)	$134,971

All available-for-sale securities held as of June 30, 2022 and December 31, 2021 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Finished goods	$4,656	$4,451
Raw materials	4,650	2,828
Work-in-process	2,431	868
	11,737	8,147
Less: reserve for excess and obsolete inventory	(115)	(115)
	$11,622	$8,032

At June 30, 2022 and December 31, 2021, finished goods included $2.2 million and $1.8 million of inventory held on consignment at customer sites, respectively.

Note 5 – Fair Value Measurements

The table and disclosures below (in thousands) present the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	As of June 30, 2022
	Level I	Level II	Total
Assets:
Money market securities	$22,838	$—	$22,838
U.S. Treasury securities	—	104,616	104,616
Total assets at fair value	$22,838	$104,616	$127,454

	As of December 31, 2021
	Level I	Level II	Total
Assets:
Money market securities	$21,390	$—	$21,390
U.S. Treasury securities	—	134,971	134,971
Total assets at fair value	$21,390	$134,971	$156,361

The Series W warrant expired unexercised on March 31, 2021 and the remaining fair value of $5.0 million was recorded in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2021.

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

The following table sets forth changes in the estimated fair values for the Company’s warrant liabilities measured using significant unobservable inputs (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Beginning of period	$—	$8,846
Expiration of common stock warrant	—	(5,018)
Change in fair value of preferred stock warrants	—	(1,214)
End of period	$—	$2,614

Note 6 – Term Loan

In October 2020, the Company entered into a loan facility (“Term Loan”) with an initial draw of $25.0 million. Proceeds were used to help fund the Company’s ongoing operations. As part of the Term Loan, Oxford Finance LLC, (“Oxford Finance”) committed to providing further loans of up to $35.0 million to the Company at its election (or for one specific draw, upon the occurrence of a revenue milestone) during various draw periods in the future, provided the Company is not in default at the time of the additional loan draws. In March 2021, the Company drew an additional $5.0 million from the facility for the purpose of funding ongoing operations. In June 2021, the Company drew an additional $10.0 million from the facility for the purpose of funding ongoing operations.

On May 3, 2022, the Company entered into a Second Amendment (“Second Amendment”) to the Term Loan (as amended through the Second Amendment, the (“Amended Term Loan”). The Amended Term Loan increased the loan and security agreement to $60.0 million, of which $40.0 million was fully funded as of May 3, 2022 from the original term loan. Under the Amended Term Loan, the Company may borrow an additional amount of up to $10.0 million through June 30, 2023, upon satisfaction of the applicable drawdown conditions and achieves sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending March 31, 2023. Subject to the terms and conditions of the Amended Term Loan, the Company may also borrow an additional amount of up to $10.0 million through September 30, 2023, upon satisfaction of the applicable drawdown conditions and achieves sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending June 30, 2023. The Amended Term Loan bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 1-Month Term Secured Overnight Financing Rate (“SOFR”) (or, if greater, 0.16%) plus an applicable margin of 9.09%. If there is an event of default under the Amended Term Loan, additional interest of 5% applies. The Amended Term Loan extends the maturity date of the loan and security agreement, which was due to expire on October 1, 2025, to February 1, 2027. The Company refers to its $60.0 million Amended Term Loan as its credit facility. The Amended Term Loan was recorded as a debt modification.

The Amended Term Loan is secured by substantially all of the Company's personal property other than its intellectual property, but includes any accounts receivable, other amounts owed and any proceeds of intellectual property. The Company also entered into a negative pledge arrangement with the collateral agent and lenders where the Company agreed not to encumber any of its intellectual property. The Amended Term Loan also includes certain customary representations and warranties, affirmative and negative covenants, and events of default, including a financial performance-to-plan covenant that requires the Company to achieve certain minimum net sales, measured on a trailing twelve-month basis.

The Amended Term Loan requires 35 months of interest-only payments, followed by 22-months of principal and accrued interest payments. If the Company is in compliance with its performance-to-plan covenant through April 1, 2025 and has not provided an IP lien election notice before May 1, 2025, the interest-only period is extended by 12 months, and the amortization period is reduced to ten months. Payments are due on the first day of each month in arrears. All unpaid amounts under the Amended Term Loan mature on February 1, 2027. The Company may elect to prepay the loans under the credit facility at any time in full or in part; however, the Company may only elect to prepay the loans in part once, in an amount not less than $5.0 million. Any amounts prepaid may not be subsequently reborrowed. Under the Amended Term Loan, a final payment (“Final Payment”) will be due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loans, in an amount equal to (a) if the Final Payment is due on or after January 1, 2022 through and including October 31, 2022, three percent (3.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid), (b) if the Final Payment is due on or after November 1, 2022 through and including October 31, 2023, four percent (4.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid), and (c) if the Final Payment is due on or after November 1, 2023, five percent (5.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid). The Final Payment is being accreted to the carrying value of the debt as a debt premium and interest expense over the life of the loan using the effective interest method.

The Company paid $0.1 million in loan amendment fees and other closing costs that are directly attributable to execution of the Amended Term Loan transaction. These issuance costs are recorded as a discount to the carrying amount of the debt and are being amortized, along with the unaccreted portion of the Final Payment and unamortized debt issuance costs from the original Term Loan, to interest expense over the expected term of the debt using the effective interest method. The loans may be accelerated by Oxford Finance in the event of default.

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all Amended Term Loan and Term Loan covenants, respectively.

For the three and six months ended June 30, 2022 and 2021 the cash interest paid and effective interest rate on the Amended Term Loan and Term Loan were as follows:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cash interest paid	9.86%	9.25%	9.52%	9.25%
Effective interest rate	11.50%	10.90%	11.05%	11.09%

As of June 30, 2022 future principal payments due under the Amended Term Loan were as follows (in thousands):

Year Ended December 31,
2022 (remainder)	$—
2023	—
2024	—
2025	16,364
2026	21,818
2027	1,818
Total	40,000
Less: unamortized issuance costs and exit fee	(119)
Term loan, net	$39,881

Note 7 – Stock-Based Compensation Expense

The Company has three stock-based incentive compensation plans collectively referred to as the Equity Plans. The Company also has an employee stock purchase plan, the 2021 ESPP.

2006 Plan

The Company’s 2006 Stock Plan was originally adopted by the Company's Board and approved by the Company’s stockholders in 2006. The Company’s 2006 Plan was terminated in 2015 in connection with the adoption of the Company’s 2015 Plan and as a result no new awards may be issued under the 2006 Plan. However, the 2006 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2006 Plan.

2015 Plan

The Company’s 2015 Plan was originally adopted by the Company’s Board and approved by the Company’s stockholders in 2015. The 2015 Plan was most recently amended in March 2021. In July 2021, upon completion of the IPO, the 2015 Plan terminated immediately prior to effectiveness of the 2021 Plan with respect to the grant of future awards. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2015 Plan.

2021 Plan

On July 28, 2021, the Company’s 2021 Plan was adopted and approved by the Company’s Board and stockholders and became effective. The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, or (“RSUs”), and performance awards to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to 2,420,135 shares of common stock plus any shares subject to awards granted under the 2015 Plan and the 2006 Plan that, after the effectiveness of the 2021 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan from the 2015 Plan and 2006 Plan being equal to 4,569,530 shares of common stock.

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of the Company's common stock; (ii) 4% of the outstanding shares of common stock on the last day of the Company's immediately preceding fiscal year; or (iii) such lesser number of shares of the Company's common stock as the administrator may determine. The 2021 Plan is administered by the Company’s Board.

2021 ESPP

On July 28, 2021, the Company’s Board and stockholders adopted and approved the Company’s 2021 ESPP. There are 711,643 shares of the Company’s common stock available for issuance under the 2021 ESPP.

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

The number of common shares reserved for issuance under the 2021 ESPP are increased automatically on the first day of each fiscal year beginning with the Company's 2022 fiscal year, by a number equal to the least of: (i) 1,452,081 shares; (ii) 1% of the outstanding shares of common stock on the last day of the Company's immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 ESPP is administered by the Board.

Registration of shares pursuant to evergreen increases

On March 8, 2022, the Company filed on a Form S-8 registration statement under the Securities Act to register the offer and sale of 1,094,670 additional shares of common stock under the 2021 Plan and 273,667 shares of common stock under the 2021 ESPP.

Stock Plan Activities

A summary of stock option activities for the six months ended June 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2021	5,754,005	$11.64	5.20
Issued
Granted	782,557	12.46
Exercised	(140,826)	4.16
Forfeited	(83,717)	14.69
Expired	(88,909)	17.07
Options outstanding as of June 30, 2022	6,223,110	11.80	6.84
Exercisable as of June 30, 2022	3,515,831	$10.00	5.18

A summary of non-vested restricted stock unit activities for the six months ended June 30, 2022 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2021	640,479	$15.46
Granted	80,427	13.37
Vested	(104,839)	15.64
Forfeited	(30,619)	15.38
Unvested at June 30, 2022	585,448	$15.14

As of June 30, 2022 and December 31, 2021, the intrinsic value of options vested was $19.1 million and $14.7 million, respectively, and of all options outstanding was $21.3 million and $14.7 million, respectively. During the six months ended June 30, 2022 and 2021, the total cash received from the exercise of stock options was $0.6 million and $1.2 million, respectively. The total fair value less strike price of these options was $1.2 million and $3.1 million, respectively.

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$792	$540	$1,566	$1,137
Selling, general and administrative	1,866	686	3,520	1,149
Cost of goods sold	246	180	467	359
	$2,904	$1,406	$5,553	$2,645

As of June 30, 2022 and December 31, 2021, there were 2,707,279 and 2,437,649 unvested options, respectively. Total unrecognized expense related to unvested stock options was approximately $21.0 million and $20.1 million as of June 30, 2022 and December 31, 2021, respectively. Amounts are expected to be recognized over a weighted average period of approximately 2.9 and 3.0 years, respectively.

As of June 30, 2022, there was $8.0 million of total unrecognized compensation costs, adjusted for any forfeitures, related to non-vested restricted stock units granted under the 2021 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Six Months Ended June 30,
	2022		2021
	Range	Weighted Average	Range	Weighted Average
Expected volatility	62.4% to 63.4%	62.7%	62.3% to 63.7%	63.6%
Risk-free interest rate	2.0% to 3.0%	2.2%	0.6% to 1.6%	1.1%
Expected life (in years)	6.0 to 10.0 years	6.1 years	5.52 to 10.00 years	6 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$10.74 to $12.85	$12.32	$15.60 to $19.94	$15.64

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	June 30, 2022	December 31, 2021
Stock options issued and outstanding under the Equity Plans	6,223,110	5,754,005
Restricted stock units	585,448	640,479
Employee stock purchase plan	711,643	484,027
Total shares of common stock reserved	7,520,201	6,878,511

On January 3, 2022, the Board approved the issuance of 19,196 restricted stock units to a non-employee director. The award will vest over three years of service.

On June 2, 2022, the Company issued automatic annual awards of 61,231 restricted stock units to seven non-employee directors related to their continued service on the Board. The awards will vest over one year of service.

Note 8 – Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not combine lease and non-lease components in the recognition of lease expense.

As of June 30, 2022 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 121,000 square feet in the aggregate and expire between August 31, 2024 and January 31, 2026. For one of the facilities operating leases, the lessor provided $900,000 in tenant allowances.

On April 4, 2022, the Company entered into a thirty-four-month sublease agreement for a portion of the 5 Columbia Building, in Aliso Viejo, CA. The sublease commencement date was June 13, 2022 and will expire on March 31, 2025. The base rent receivable is $11,410 per month.

The following table presents the lease balances within the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

		June 30,	December 31,
Leases	Classification	2022	2021

Assets
Operating	Operating leases right-of-use assets	4,704	$4,284
Finance	Property and equipment, net	265	$33
Total lease assets		4,969	4,317
Liabilities
Current
Operating	Lease liabilities	1,716	1,509
Finance	Lease liabilities	126	20
Noncurrent
Operating	Long-term lease liabilities	3,744	3,625
Finance	Long-term lease liabilities	107	17
Total lease liabilities		$5,693	$5,171

For the three and six months ended June 30, 2022 and 2021, the components of operating and finance lease expenses were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2022	2021	2022	2021

Operating lease cost	Cost of sales	$3	$3	$7	$7
	Research and development	85	79	159	158
	Selling, general and administrative	429	402	833	803

Finance lease cost	Research and development	32	—	46	—
	Selling, general and administrative	4	7	9	14

Finance lease cost	Interest expense	4	1	7	3

Maturities of the Company’s operating and finance lease liabilities as of June 30, 2022 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2022 (remainder)	$1,024	$65
2023	2,058	149
2024	1,788	36
2025	1,002	6
2026	80	—
2027	—	—
Total lease payments	5,952	256
Less: imputed interest	(492)	(23)
Total lease liabilities	$5,460	$233

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of June 30, 2022 and December 31, 2021 were:

	June 30,	December 31,
Lease Term and Discount Rate	2022	2021
Weighted average remaining lease term (years)
Operating leases	2.87	3.30
Finance leases	1.78	1.72
Weighted average discount rate
Operating leases	10.3%	10.5%
Finance leases	9.5%	10.5%

Note 9 – Commitments and Contingencies

Letter of credit

The Company has a standby letter of credit, expiring September 30, 2024, issued by a financial institution as required security for one operating lease. The aggregate amount of the letter of credit was $310,000 as of June 30, 2022 and December 31, 2021.

Legal Matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At June 30, 2022 and December 31, 2021, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 8, 2022. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part II, Item 1A (Risk Factors) of, and elsewhere in, this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”

We are a commercial-stage medical technology company dedicated to improving the vision of patients following cataract surgery. Our proprietary RxSight system, comprised of our LAL, LDD and accessories, is the first and only commercially available intraocular lens (“IOL”) technology that enables doctors to customize and optimize visual acuity for patients after cataract surgery. Our LAL is made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet light generated by our LDD. With the RxSight system, the surgeon performs a standard cataract procedure to implant the LAL, determines refractive error with patient input after healing is complete, and then uses the LDD to modify the lens with the exact amount of visual correction needed to achieve the patient’s desired vision outcomes. Alternative IOL technologies, in contrast, are not adjustable following the procedure and therefore require patients to make pre-operative choices about their visual preferences, which can often result in patient dissatisfaction when visual outcomes fail to meet expectations. We designed our RxSight system to maximize patient and doctor satisfaction through superior visual outcomes. In the pivotal study that formed the basis for our FDA approval, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity for our LAL was 70.1% and in follow-up readings of 51 patients 82.4% achieved 20/20 or better uncorrected distance visual acuity with our LAL. This compares favorably to the results of pivotal studies with similar study designs and patient populations that supported FDA approval of Alcon’s Acrysof Toric (38.4%), and J&J’s Tecnis Toric (43.6%). We began commercializing our solution in the United States in the third quarter of 2019 and are focused on establishing the RxSight system as the standard of care for premium IOL procedures. As of June 30, 2022, we had an installed base of 294 LDDs in ophthalmology practices, and since our inception, surgeons have performed over 26,000 surgeries with our RxSight system.

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

Our commercial strategy involves a “razor and razor blade” sales model, through which we aim to drive adoption of our RxSight system by increasing our installed base of LDDs, which enable consumable revenues from the sale of our LALs. We believe this commercial strategy over time may provide a degree of predictability in terms of our commercial growth and a consumable revenue stream from sales of our LALs. We are currently focused on driving adoption with surgeons performing a high volume of premium cataract procedures. According to the 2021 Premium Cataract Surgery Market Report (“Market Scope 2021 Premium Report”), approximately 10,000 surgeons perform cataract surgeries in the United States and we estimate that as many as 3,000 surgeons performed approximately 70% to 80% of the premium procedures in the United States in 2021.

In 2022, according to the Market Scope 2022 IOL Market Report the (“Market Scope 2022 IOL Market Report”), conventional cataract surgery is expected to comprise 88% of procedures worldwide and 80% of procedures in the United States; however, revenue for the premium IOL market is approximately 42% of the worldwide IOL market, due to higher lens pricing, and is expected to grow significantly faster. In 2022, according to the Market Scope 2022 IOL Market Report, conventional IOL market revenues are expected to be approximately $2.9 billion worldwide and is expected to grow to $4.2 billion in 2027, a CAGR of 7.3%. In 2022, according to the Market Scope 2022 IOL Market Report, premium IOL revenues are expected to be approximately $740 million in the United States and $2.2 billion worldwide and are expected to grow at a CAGR of 11.0% and 12.5%, respectively, through 2027.

We believe this provides an attractive and concentrated market opportunity addressable with a focused sales force. We currently employ a sales team that, as of June 30, 2022, includes 20 LDD sales personnel, 18 LAL sales personnel, and a group of approximately 75 clinical specialists, field service, customer service, and marketing personnel. Our sales personnel generally have relevant experience selling cataract surgery products, as well as medical device service and clinical experience. We believe increasing the number of sales representatives, practice development personnel and clinical trainers will help facilitate further adoption of our products among existing customer accounts as well as broaden awareness of our products to new accounts. While we intend to initially focus our growing commercial efforts in the U.S., in the future, we may selectively pursue commercial expansion in Asia, Europe, Australia or other geographies with significant market opportunity for premium IOLs, leveraging our CE and FDA approvals.

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

Prior to our IPO, our primary sources of capital had been private placements of preferred stock, a structured transaction with a strategic partner, debt financing and revenue from sales of our products. Since inception, we raised a total of $191.3 million in net proceeds from private placements of preferred stock, $120.0 million from a strategic partner, approximately $39.2 million in net proceeds from a credit facility, and approximately $12.4 million from issuance of common stock from stock option exercises and shares issued from the employee stock purchase plan. As of June 30, 2022, we had cash and cash equivalents of $24.0 million, short-term investments of $104.6 million, long-term debt of $39.9 million and an accumulated deficit of $513.6 million. We generated net sales of $20.3 million and had a net loss of $34.3 million for the six months ended June 30, 2022, as compared to sales of $8.4 million and net loss of $20.3 million for the six months ended June 30, 2021.

We have made, and intend to continue to make, significant investments in our sales and marketing organization, primarily sales representatives, clinical applications specialists and technical service personnel to support new customers and upgrades and practice development personnel to facilitate adoption of use of our LALs among existing accounts. We will expand our marketing efforts with additional advertising and customer tools to expand their local advertising. We will also continue to make significant investments in research and development and clinical expenses to make enhancements in our current products. As a public company, we have incurred, and will continue to incur costs that we have not previously incurred or have previously incurred at lower rates, including increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees, fees to members of our board of directors and expenses for compliance with public-company reporting requirements. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years.

Key business metrics

We regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the number of LDDs installed, LALs implanted and the number of doctors performing surgery with our products are indicators of our ability to drive adoption and generate revenue. We believe these are important metrics for our business. Due to our limited commercial history, we may not yet be able to accurately assess seasonality and other trends, and we will continue to evaluate our business in the future using these and other financial metrics as we observe trends in our business.

We believe the number of LDDs sold in each quarter and our LDD installed base at the end of each period are important metrics as they represent an installed base into which we can sell our LALs.

	2022			2021
	Q1	Q2		Q1	Q2	Q3	Q4
LDDs Sold	40	49		13	25	31	45
Installed Base at End of Period	246	294	*	105	130	161	206

* Reduced by one LDD taken out of installed base in Q2 2022.

We believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system. During the quarter ended June 30, 2022, we saw increased LDD sales of 24 and increased LAL sales of 3,575 when compared to the quarter ended June 30, 2021 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

	2022		2021
	Q1	Q2	Q1	Q2	Q3	Q4
LALs Sold	4,166	5,400	1,567	1,825	1,977	2,959

Components of results of operations

Sales

Our sales consist of the sale of LALs used in cataract surgeries, the LDDs for delivering light to the LALs to adjust the lens post-surgery, as needed, and service and accessories. Revenue is derived from sales of products primarily in the U.S. and sales to a single customer in each of Germany and Mexico. Customers are primarily comprised of ophthalmic practices (LDD sales) and ambulatory surgery centers (LAL sales). We expect revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of doctors that are trained to use our products, and expand awareness of our products including our ActivShield™ technology with new and existing customers and as doctors perform more premium procedures using our products.

LALs are held at customer sites on consignment. The single performance obligation is satisfied, and revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient.

Our LDD contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. The LDD capital asset and related components revenue is recognized upon installation and customer acceptance, training is recognized upon completion of training by at least one doctor, and the initial warranty and service agreement are recognized ratably over the service period. After the first year, service contracts can be purchased separately on a standalone basis. We recorded contract liabilities of $738,000 and $540,000 related to such service agreements as of June 30, 2022 and December 31, 2021, respectively. Revenue for such service agreements will be recognized over the term of each contract.

For the three and six months ended June 30, 2022 and 2021, sales from contracts with customers consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

LDD (including training)	$5,683	$2,965	$10,253	$4,802
LAL	5,349	1,792	9,453	3,321
Service warranty, service contracts, and accessories	328	140	595	258
	$11,360	$4,897	$20,301	$8,381

For the three and six months ended June 30, 2022 we did not have any one customer who individually accounted for more than 10% of revenue. For the three months ended June 30, 2021, we had one customer who individually accounted for approximately 13% of revenue. For the six months ended June 30, 2021, we had no customer who individually accounted for 10% or more of revenue.

Cost of sales

Cost of sales consists of materials, labor and manufacturing overhead internally to produce our products as well as the cost of shipping and handling. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management, including stock-based compensation. Cost of sales also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalty and license fee expense. Shipping costs billed to customers are included in sales. We expect cost of sales to increase in absolute dollars as our revenue grows and more of our products are sold.

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

Our LDD, as is typical of many medical device capital equipment products, has a low gross margin, as the material cost of the LDD is significant, representing over 60% of the total cost to manufacture. In addition, we do not mark up our LDD substantially, as LDDs, once sold, generate LAL procedures. Our LAL gross margin is higher, with low material cost but high fixed overhead costs. As our manufacturing volume of the LAL increases, we expect the gross margin may improve significantly.

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

Change in fair value of warrants

Change in fair value of warrants consists of gains and losses resulting from the remeasurement of the fair value of our preferred stock warrant liabilities at each balance sheet date. We recorded adjustments to the estimated fair value of the preferred stock warrants until the conversion of the underlying convertible preferred stock into common stock which occurred immediately prior to the completion of our IPO in July 2021.

Expiration of warrant

Expiration of warrants represents the gain from the expiration of warrants unexercised and the reversal of the corresponding warrant liability.

Interest expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our indebtedness.

Interest and other income

Interest and other income consists primarily of interest income earned on our cash and cash equivalents.

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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	($)	(%)
Sales	$11,360	$4,897	$6,463	132.0%
Cost of sales	6,572	5,709	863	15.1
Gross profit (loss)	$4,788	$(812)	$5,600	(689.7)%
Operating expenses:
Selling, general and administrative	14,388	6,502	7,886	121.3
Research and development	6,192	6,563	(371)	(5.6)
Total operating expenses	20,580	13,065	7,515	57.5
Loss from operations	$(15,792)	$(13,877)	$(1,915)	13.8%
Other income (expense), net:
Change in fair value of warrants	—	1,214	(1,214)	(100.0)
Interest expense	(1,136)	(826)	(310)	37.5
Interest and other income	196	15	181	1,206.7
Total other (expense) income, net:	(940)	403	(1,343)	(333.2)%
Loss before income taxes	(16,732)	(13,474)	(3,258)	24.2
Income tax expense	0	3	(3)	(97.9)
Net loss	$(16,732)	$(13,477)	$(3,255)	24.1%
Other comprehensive loss
Unrealized loss on short-term investments	(76)	(4)	(72)	1,804.2
Foreign currency translation (loss) gain	(9)	1	(10)	(1,001.7)
Total other comprehensive loss	(85)	(3)	(82)	2,739.5
Comprehensive loss	$(16,817)	$(13,480)	$(3,337)	24.8%

Sales

Sales increased by $6.5 million, or 132.0%, to $11.4 million for the three months ended June 30, 2022, from $4.9 million for the three months ended June 30, 2021. The increase in total sales was primarily due to incremental sales of 3,575 LALs and 24 LDDs from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

Cost of sales

Cost of sales increased by $0.9 million, or 15.1%, to $6.6 million for the three months ended June 30, 2022, from $5.7 million for the three months ended June 30, 2021, primarily due to the incremental increase in the number of LALs and LDDs sold during the period. Gross margin increased to 42.2% in the three months ended June 30, 2022, from (16.6)% for the three months ended June 30, 2021 primarily due to improved operating leverage and favorable product mix. Gross margin for the three months ended June 30, 2021 was negatively impacted by a $1.7 million reserve for excess LAL inventory as a result of the introduction of our updated LAL including our ActivShield technology.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $7.9 million, or 121.3%, to $14.4 million for the three months ended June 30, 2022, from $6.5 million for the three months ended June 30, 2021. This increase was primarily attributable to an increase in selling and marketing costs of $5.8 million mainly due to increased salaries from increased headcount, sales commissions, incentive bonuses and employee benefits of $3.5 million, $0.6 million of increased stock-based compensation expense due to increased headcount, $0.7 million in additional post market study costs, new customer acquisition costs and increased travel costs of $0.6 million from increased LDD sales and increased tradeshow costs of $0.4 million when compared to the three months ended June 30, 2021. General and administrative expenses increased $2.1 million due to increased personnel expenses of $0.6 million primarily due to increased headcount, reinstatement of incentive bonuses, $0.6 million increased costs related to operating as a public company and increased stock-based compensation of $0.6 million when compared to the three months ended June 30, 2021.

Research and development expenses

Research and development expenses decreased by $0.4 million, or 5.6%, to $6.2 million for the three months ended June 30, 2022, from $6.6 million for the three months ended June 30, 2021. This decrease was primarily attributable to decreased clinical study costs.

Other income (expense), net

Other income (expense), net, increased by $1.3 million to expense of $0.9 million for the three months ended June 30, 2022 from income of $0.4 million for the three months ended June 30, 2021 due an increase in interest expense of $0.3 million on our amended term loan due to higher average outstanding balances and increased interest paid which were offset by the change in the fair value of liability classified warrants of $1.2 million.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for six months ended June 30, 2022 and 2021 together with the dollar increase or decrease and percentage change in those items:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	($)	(%)
Sales	$20,301	$8,381	$11,920	142.2%
Cost of sales	11,752	8,074	3,678	45.6
Gross profit	$8,549	$307	$8,242	2684.7%
Operating expenses:
Selling, general and administrative	28,008	12,113	15,895	131.2
Research and development	12,911	13,206	(295)	(2.2)
Total operating expenses	40,919	25,319	15,600	61.6
Loss from operations	$(32,370)	$(25,012)	$(7,358)	29.4%
Other income (expense), net:
Change in fair value of warrants	—	1,214	(1,214)	(100.0)
Expiration of warrant	—	5,018	(5,018)	(100.0)
Interest expense	(2,196)	(1,524)	(672)	44.1
Interest and other income	242	32	210	656.7
Total other income (expense), net:	(1,954)	4,740	(6,694)	(141.2)%
Loss before income taxes	(34,324)	(20,272)	(14,052)	69.3
Income tax expense	4	10	(6)	(63.9)
Net loss	$(34,328)	$(20,282)	$(14,046)	69.3%
Other comprehensive loss
Unrealized (loss) gain on short-term investments	(150)	3	(153)	(5,105.1)
Foreign currency translation loss	(13)	(3)	(10)	327.3
Total other comprehensive loss	(163)	—	(163)	—
Comprehensive loss	$(34,491)	$(20,282)	$(14,209)	70.1%

Sales

Sales increased by $11.9 million, or 142.2%, to $20.3 million for the six months ended June 30, 2022, from $8.4 million for the six months ended June 30, 2021. The increase was due to incremental sales of 6,174 LALs primarily due to an increased LDD installed base and incremental sales of 51 LDDs from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

Cost of sales

Cost of sales increased by $3.7 million, or 45.6%, to $11.8 million for the six months ended June 30, 2022 from $8.1 million for the six months ended June 30, 2021, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 42.1% for the six months ended June 30, 2022, reflecting favorable product mix, from 3.7% for six months ended June 30, 2021. The six months ended June 30, 2021 were negatively impacted as a result of recording a $1.7 million reserve for the six months ended June 30, 2021 that did not recur in the six months ended June 30, 2022 for excess LAL inventory as a result of the introduction of our updated LAL including our ActivShield technology.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $15.9 million, or 131.2%, to $28.0 million for the six months ended June 30, 2022, from $12.1 million for the six months ended June 30, 2021. The increase was primarily driven by an increase in selling and marketing related expenses of $11.7 million due mainly to additional selling and marketing headcount costs of $6.9 million, $1.1 million in higher selling and marketing stock-based compensation expenses, increased travel costs of $1.3 million due to increased LDD sales and the temporary reduction in selling and marketing travel costs during the six months ended June 30, 2021 caused by COVID-19 and increased tradeshow costs of $0.7 million and increased materials and post market study cost of $1.7 million.

General and administrative costs increased $4.2 million, due to increased personnel expenses of $1.1 million primarily due to increased headcount, $1.4 million in higher general and administrative stock-based compensation expenses and $1.7 million in higher administrative fees related to being a public company.

Research and development expenses

Research and development expenses decreased by $0.3 million, or 2.2%, to $12.9 million for the six months ended June 30, 2022, from $13.2 million for the six months ended June 30, 2021. This decrease was primarily attributable to decreased clinical study costs.

Other income (expense), net

Other income (expense), net, increased by $6.7 million to $2.0 million for the six months ended June 30, 2022, from income of $4.7 million for the six months ended June 30, 2021, due primarily to the change in fair value of warrant liabilities of $1.2 million, gain on expiration of a warrant of $5.0 million and $0.7 million of increased interest expense on our amended term loan due to higher average outstanding balances and increased interest paid.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $128.6 million. For the six months ended June 30, 2022, and 2021, our loss from operations were $32.4 million and $25.0 million, respectively. We had an accumulated deficit of $513.6 million as of June 30, 2022.

Prior to our IPO, which we completed in July 2021, our primary sources of capital were private placements of preferred stock, a structured transaction with a strategic partner, debt financing and from sales of our products.

On July 29, 2021, we completed our IPO through an underwritten sale of 8,248,549 shares of its common stock at a price of $16.00 per share. The aggregate net proceeds from the offering, inclusive of an additional 898,549 common shares sold pursuant to the exercise of the underwriters’ over-allotment option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $119.6 million.

Term Loan

On May 3, 2022, we entered into a Second Amendment (“Second Amendment”) to the Term Loan (as amended through the Second Amendment, (“Amended Term Loan”). The Amended Term Loan increased the loan and security agreement to $60.0 million, of which $40.0 million was fully funded as of May 3, 2022 from the original term loan. Under the Amended Term Loan, we may borrow an additional amount of up to $10.0 million through June 30, 2023, upon satisfaction of the applicable drawdown conditions and we achieve sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending March 31, 2023. Subject to the terms and conditions of the Amended Term Loan, we may also borrow an additional amount of up to $10.0 million through September 30, 2023, upon satisfaction of the applicable drawdown conditions and we achieve sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending June 30, 2023. The Amended Term Loan bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 1-Month Term Secured Overnight Financing Rate (“SOFR”) (or, if greater, 0.16%) plus an applicable margin of 9.09%. If there is an event of default under the Amended Term Loan additional interest of 5% applies. The Amended Term Loan extends the maturity date of the loan and security agreement, which was due to expire on October 1, 2025, to February 1, 2027. The Company refers to its $60.0 million Amended Term Loan as its credit facility. See Note 6 - Term Loan in the Notes to the unaudited condensed consolidated financial statements included in this quarterly report.

Funding requirements

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our sales growth;
•
our research and development efforts;

35

•
our sales and marketing activities;
•
working capital investments, primarily in inventories and accounts receivable;
•
debt service and debt covenant requirements;
•
our ability to raise additional funds or borrow on our credit facility to finance our operations;
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

See Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	For the Six Months Ended June 30,
	(unaudited)
	2022	2021
Net cash (used in) provided by:
Operating activities	$(29,808)	$(22,231)
Investing activities	28,985	33,680
Financing activities	480	16,391
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(14)	(3)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(357)	$27,837

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2022, was $29.8 million, consisting primarily of a net loss of $34.3 million, a change in operating assets and liabilities of $3.3 million, partially offset by non-cash stock-based compensation of $5.6 million, and depreciation and amortization of $2.0 million.

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

Cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2022, was $29.0 million, consisting of net maturities of short-term investments of $30.4 million which were offset by purchases of property and equipment of $1.4 million.

Net cash provided by investing activities for the six months ended June 30, 2021, was $33.7 million, consisting of net maturities of short-term investments of $35.0 million, offset by net purchases of property and equipment of $1.3 million.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2022, was $0.5 million, primarily from proceeds from issuances of common stock of $1.0 million partially offset by $0.4 million for payments for employee taxes related to stock compensation.

Net cash from financing activities for the six months ended June 30, 2021, was $16.4 million, consisting primarily of proceeds from a draw on the Company’s term loan of $15.0 million and proceeds from stock options exercised of $1.3 million.

Contractual obligations and commitments

We have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.3 million as of June 30, 2022 and December 31, 2021, respectively.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which may affect our future financial statement presentation, financial condition, results of operations and cash flows.

We believe that accounting policies we have identified as critical involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, those are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 8, 2022. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022.

Our significant accounting policies are described in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 8, 2022.

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

COVID-19 pandemic, supply chain constraints and inflation

We are subject to the continuing risks related to the public health crises, primarily the global pandemic associated with COVID-19. The COVID-19 outbreak may continue to negatively impact our operations and revenues and overall financial condition by decreasing the number of our RxSight systems sold. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, since the start of the COVID-19 pandemic and resultant supply chain constraints, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, and COVID related shutdowns again in China and the more recently the war in Ukraine, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. Previously, we deferred the introduction of our lower cost-to-manufacture LDD to the market until 2023, as it was less difficult to procure components and subcomponents for our existing LDD than the lower cost-to-manufacture LDD. On June 30, 2022, we received notification from the Food and Drug Administration (“FDA”) that additional information will be required for the approval of its lower-cost-to-manufacture LDD. We believe we can provide the additional requested information to the FDA and obtain FDA approval, however we are also procuring material for our current LDD to mitigate any delay in the FDA’s approval, allowing us to sell both LDDs, which have the same functionality. Our management’s expectation is that the Company’s gross margin will be impacted by its decision to continue to produce the current LDD, which is more expensive to produce than the lower cost-to-manufacture LDD, but it is necessary in order to mitigate potential supply chain issues and delay in FDA approval of the lower cost-to-manufacture LDD. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

Uncertain macroeconomic conditions including recent inflationary pressures and the rise in interest rates have created significant uncertainty in the U.S. economy and capital markets, which is expected to continue into 2023 and beyond and could negatively impact our financial results and liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of June 30, 2022, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations for the foreseeable future. We reported losses from operations of $52.8 million and $35.4 million for the years ended December 31, 2021 and 2020, respectively and $34.3 million for the six months ended June 30, 2022. As a result of these losses, as of June 30, 2022, we had an accumulated deficit of $513.6 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with being a public company.

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
•
working capital investments, primarily in inventories and accounts receivable;
•
debt service and debt covenant requirements;
•
our ability to raise additional funds or borrow on our credit facility to finance our operations;
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

43

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

Moreover, in the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to products or technologies we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, and otherwise.

As of June 30, 2022 and December 31, 2021, we had $128.6 million and $159.3 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our credit facility (“Amended Term Loan”) with Oxford Finance, provides for a $60.0 million term-loan facility scheduled to mature on February 1, 2027, of which $40.0 million was fully drawn as of May 1, 2022. Subject to the terms and conditions of the Amended Term Loan, we may borrow up to $10.0 million during the second quarter of 2023 and up to another $10.0 million in the third quarter of 2023. We refer to our Amended Term Loan collectively as our credit facility.

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
•
patient confusion regarding the wide range of commercially available premium IOL offerings and their ability to deliver promised results at near, middle and far distances without reliance on glasses;
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

55

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

68

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

80

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

Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies such as the FDA had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled, with the anticipated goal of resuming foreign prioritized inspections in April 2022. However, the FDA may not be able to continue its current inspection pace or may be unable to complete required inspections during the review period, which can delay clinical development and result in a complete response letter. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, since the start of the COVID-19 pandemic and resultant supply chain constraints vendors, will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, and COVID related shutdowns again in China and the more recently the war in Ukraine, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. Previously, we deferred the introduction of our lower cost-to-manufacture LDD to the market until 2023, as it was less difficult to procure components and subcomponents for our existing LDD than the lower cost-to-manufacture LDD. On June 30, 2022, RxSight, Inc. (the “Company”) received notification from the Food and Drug Administration (“FDA”) that additional information will be required for the approval of its lower-cost-to-manufacture LDD. The Company believes it can provide the additional requested information to the FDA and obtain FDA approval, however we are also procuring material for our current LDD to mitigate any delay in the FDA’s approval, allowing us to sell both LDDs, which have the same functionality. Our management’s expectation is that the Company’s gross margin will be impacted by its decision to continue to produce the current LDD, which is more expensive to produce than the lower cost LDD, but it is necessary in order to mitigate potential supply chain issues and delay in FDA approval of the lower cost-to-manufacture LDD. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through August 1, 2022, our common stock has traded at a low of $8.80 and a high of $19.67 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•
the timing and results of preclinical studies and clinical trials of our current and future products or those of our competitors;

91

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
•
general economic, industry and market conditions, including global and national events, such as the conflicts in Eastern Europe, and general economic downturns; and
•
the impact of the COVID-19 pandemic.

The realization of any of the above risks or any of a broad range of other risks, including those described in this Part II, Item 1A, “Risk Factors,” could have a dramatic and adverse impact on the market price of our common stock.

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

As of June 30, 2022, we had 27,631,479 shares of common stock issued and outstanding. Of these shares approximately 7,300,000 shares became available for sale in the public market on January 26, 2022, following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO.

On July 30, 2021, we filed a registration statement on Form S-8 under the Securities Act registering the issuance of 7,473,839 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. On March 8, 2022, we filed a registration statement on Form S-8 under the Securities Act registering the offer and sale of 1,094,670 additional shares of common stock under the 2021 Plan and 273,667 additional shares of common stock under the 2021 ESPP. Shares registered under the registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The number of shares registered represent the annual increase commencing on the first day of each fiscal year beginning with the 2022 fiscal year calculated as 4% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year under our 2021 Equity Incentive Plan and 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year under our 2021 Employee Stock Purchase Plan.

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
As of June 30, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 50% of our voting common stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS” Act). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

95

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

Adverse worldwide economic conditions, including those related to the COVID-19 pandemic, conflicts in Eastern Europe, and general economic downturns, may negatively impact our business. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in their purchases and also in our receivable collections, and additional allowances may be required, which could adversely affect our business, financial condition and results of operations. Adverse worldwide economic conditions may also adversely impact our suppliers’ ability to provide us with materials and components, which could have a material adverse effect on our business, financial condition and results of operations.

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

There has been no material change in the planned use of the IPO proceeds as described in our prospectus dated July 29, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act (File No. 333-257790). From the effective date of the IPO registration statement through June 30, 2022, we have used the net proceeds of the offering to expand our sales force, customer support and operations and increase our research and development activities.

(c) Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q unless otherwise stated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1*	Sublease, dated as of June 8, 2022, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.
10.2	Sublease, dated as of April 4, 2022, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.	Form 10-Q	001-40690	10.1	05/05/2022
10.3	Lease Addendum, dated as of April 5, 2022, by and between the Registrant and Clifford D. Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.	Form 10-Q	001-40690	10.2	05/05/2022
10.4+	Second Amendment to Loan and Security Agreement by and among the Registrant, Oxford Finance, LLC, as collateral agent, and the lenders party thereto, dated as of May 3, 2022.	Form 10-Q	001-40690	10.3	05/05/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

* Filed herewith

+ Portions of the exhibit were omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

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

RxSight, Inc.

Date: August 8, 2022	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Shelley Thunen
Shelley Thunen
Chief Financial Officer
(Principal Financial and Accounting Officer)

