Form 10-Q
period 2022-09-30
RxSight, Inc.
filed 2022-11-07
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 27,721,632 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors”, elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,912	$24,361
Short-term investments	103,923	134,971
Accounts receivable	9,020	4,862
Inventories	15,336	8,032
Prepaid and other current assets	1,971	4,069
Total current assets	139,162	176,295
Property and equipment, net	10,620	11,217
Operating leases right-of-use assets	4,331	4,284
Restricted cash	811	811
Other assets	782	114
Total assets	$155,706	$192,721
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,172	$1,689
Accrued expenses and other current liabilities	10,248	7,859
Lease liabilities	1,948	1,529
Total current liabilities	16,368	11,077
Long-term lease liabilities	3,354	3,642
Term loan, net	40,025	39,760
Total liabilities	59,747	54,479
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 27,719,132 shares issued and outstanding as of September 30, 2022 and 27,366,746 shares issued and outstanding as of December 31, 2021	28	27
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	626,491	617,511
Accumulated other comprehensive loss	(138)	(20)
Accumulated deficit	(530,422)	(479,276)
Total stockholders' equity	95,959	138,242
Total liabilities and stockholders' equity	$155,706	$192,721

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$12,615	$5,786	$32,917	$14,167
Cost of sales	7,259	4,445	19,011	12,519
Gross profit	5,356	1,341	13,906	1,648
Operating expenses:
Selling, general and administrative	14,926	9,076	42,934	21,189
Research and development	6,388	5,377	19,300	18,583
Total operating expenses	21,314	14,453	62,234	39,772
Loss from operations	(15,958)	(13,112)	(48,328)	(38,124)
Other income (expense), net:
Change in fair value of warrants	—	1,503	—	2,717
Expiration of warrant	—	—	—	5,018
Interest expense	(1,299)	(1,079)	(3,495)	(2,603)
Interest and other income	439	11	681	44
Loss before income taxes	(16,818)	(12,677)	(51,142)	(32,948)
Income tax (benefit) expense	—	(4)	4	6
Net loss	$(16,818)	$(12,673)	$(51,146)	$(32,954)

Other comprehensive loss
Unrealized gain (loss) on short-term investments	55	(5)	(95)	(2)
Foreign currency translation loss	(10)	(3)	(23)	(6)
Total other comprehensive income (loss)	45	(8)	(118)	(8)
Comprehensive loss	$(16,773)	$(12,681)	$(51,264)	$(32,962)
Net loss per share:
Attributable to common stock, basic & diluted	$(0.61)	$(0.68)	$(1.86)	$(3.66)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	27,665,842	18,732,459	27,551,333	8,998,895

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Nine Months Ended September 30, 2022

				Accumulated other
	Common stock		Additional paid-in	comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	27,366,746	$27	$617,511	$(20)	$(479,276)	$138,242
Shares issued for the exercise of stock options and vesting of restricted stock units	145,922	—	308	—	—	308
Shares redeemed for employee tax withholdings	(26,983)	—	(362)	—	—	(362)
Stock-based compensation expense	—	—	2,649	—	—	2,649
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(74)	—	(74)
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(17,596)	(17,596)
Balance at March 31, 2022	27,485,685	$27	$620,106	$(98)	$(496,872)	$123,163
Shares issued for the exercise of stock options and vesting of restricted stock units	99,743	—	277	—	—	277
Stock-based compensation expense	—	—	2,904	—	—	2,904
Shares issued for the employee stock purchase plan	46,051	—	459	—	—	459
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(76)	—	(76)
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(16,732)	(16,732)
Balance at June 30, 2022	27,631,479	$27	$623,746	$(183)	$(513,604)	$109,986
Shares issued for the exercise of stock options and vesting of restricted stock units	110,126	1	144	—	—	145
Shares redeemed for employee tax withholdings	(22,473)	—	(281)	—	—	(281)
Stock-based compensation expense	—	—	2,882	—	—	2,882
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	55	—	55
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(16,818)	(16,818)
Balance at September 30, 2022	27,719,132	$28	$626,491	$(138)	$(530,422)	$95,959

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED statements of REDEEMABLE COMMON STOCK, STOCK OPTIONS, CONVERTIBLE PREFERRED STOCK AND stockholders’ equity (DEFICIT) (UNAUDITED)

(In thousands, except number of shares)

	Nine Months Ended September 30, 2021
					Convertible					Notes receivable	Accumulated
	Redeemable common stock		Notes receivable for redeemable	Redeemable	preferred stock		Common stock		Additional paid-in	for common stock	other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	common stock issued	stock options	Shares	Amount	Shares	Amount	capital	issued	loss	deficit	deficit
Balance at December 31, 2020	3,813,450	$80,780	$(803)	$53,085	14,376,272	$353,300	1	—	—	—	$(3)	$(430,588)	$(430,591)
Exercise of stock options	280,545	6,922	—	(5,715)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,239	—	—	—	1,239
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	—	—	—	—	—	—	—	7	—	7
Foreign currency translation adjustment	—	—	—	—	—	—	—	—		—	(4)	—	(4)
Change in notes receivable for common stock issued	—	—	(14)	—	—	—	—	—	—	—	—	—	—
													—
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	(4,093,995)	(87,702)	817	—	—	—	4,093,995	4	87,698	(817)	—	—	86,885
Reclassification of redeemable common stock options to common stock options	—	—	—	(47,370)	—	—	—	—	47,370	—	—		47,370
Net loss					—	—	—	—	—	—	—	(6,805)	(6,805)
Balance at March 31, 2021	—	—	—	$—	14,376,272	353,300	4,093,996	4	136,307	(817)	—	(437,393)	(301,899)
Exercise of stock options	—	—	—	—	—	—	30,215	—	125	—	—	—	125
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,406	—	—	—	1,406
Change in notes receivable for common stock issued	—	—	—	—	—	—	—	—	—	452	—	—	452
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	—	-	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—		—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,477)	(13,477)
Balance at June 30, 2021	—	$—	$—	$—	14,376,272	$353,300	4,124,211	$4	$137,838	$(365)	$(3)	$(450,870)	$(313,396)
Exercise of stock options	—	—	—	—	—	—	11,051	—	46	—	—	—	46
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,013	—	—	—	2,013
Proceeds from notes receivable	—	—	—	—	—	—	—	—	—	136	—	—	136

Surrender of common stock in exchange for cancellation of note receivable	—	—	—	—	—	—	(11,011)	—	(229)	229	—	—	—
Exercise of preferred stock warrants, net of shares withheld for exercise price	—	—	—	—	100,261	3,912	—	—	(2,011)	—	—	—	(2,011)
Conversion of preferred stock to common stock upon initial public offering, net of fractional shares settled for $11	—	—	—	—	(14,476,533)	(357,212)	14,951,254	15	357,187	—	—	—	357,202
Issuance of common stock in connection with initial public offering, net of underwriter discounts and issuance costs of $12.4 million	—	—	—	—	—	—	8,248,549	8	119,574	—	—	—	119,582
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,673)	(12,673)
Balance at September 30, 2021	—	$—	$—	$—	$—	$—	27,324,054	$27	$614,418	$0	$(11)	$(463,543)	$150,891

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(51,146)	$(32,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,966	2,950
Amortization of right-of-use lease assets	95	19
Amortization of debt issuance costs and premium	408	361
Change in fair value of warrants	—	(2,717)
Gain on expiration of warrant	—	(5,018)
Amortization of discount on short-term investments	(622)	(19)
Stock-based compensation	8,435	4,658
Provision for excess and obsolete inventory	454	2,357
Change in operating assets and liabilities:
Accounts receivable	(4,159)	(1,492)
Inventories	(7,758)	(3,511)
Prepaid and other assets	1,613	(3,155)
Accounts payable	2,331	454
Accrued expenses and other liabilities	2,387	2,081
Net cash used in operating activities	(44,996)	(35,986)
Investing Activities:
Purchase of property and equipment	(2,031)	(1,575)
Maturity of short-term investments	210,000	55,000
Purchases of short-term investments	(178,424)	(99,986)
Net cash provided by (used in) investing activities	29,545	(46,561)
Financing Activities:
Proceeds from term loan	—	15,000
Payments of debt issuance costs	(144)	(124)
Proceeds from exercise of preferred stock warrants	—	790
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	—	119,582
Payments for employee taxes related to stock compensation	(643)	—
Principal payments on finance lease liabilities	(82)	(21)
Payments of deferred offering costs	(295)	(242)
Change in notes receivables for redeemable common stock issued	—	575
Proceeds from issuance of common stock	1,189	1,378
Net cash provided by financing activities	25	136,938
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(23)	(7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,449)	54,384
Cash, cash equivalents and restricted cash - beginning of period	25,172	14,455
Cash, cash equivalents and restricted cash - end of period	$9,723	$68,839
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,518	932
Cash paid for income taxes	3	19
Cash paid for interest on financing leases	12	4
Cash paid for interest on term loan	3,025	2,237
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	1,090	103
Finance lease	311	—
Lease obligations recorded for right-of-use assets:
Operating lease	1,090	103
Finance lease	280	—
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	151	138
Deferred offering costs included in accounts payable and accrued liabilities	350	—
Payment-in-kind interest income added to principal of notes receivable	—	28
Reclassification from warrant liability to additional paid-in capital for warrants exercised	—	1,111
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	—	87,702
Reclassification of redeemable common stock options to common stock options	—	47,370
Conversion of preferred stock to common stock upon initial public offering	—	357,202
Reclassification of deferred financing costs	—	3,156

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

Liquidity and Financial Position

As of September 30, 2022 and December 31, 2021 the Company had cash, cash equivalents and short-term investments of $112.8 million and $159.3 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended September 30, 2022 and 2021 the Company incurred losses from operations of $16.0 million and $13.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred losses from operations of $48.3 million and $38.1 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, though the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of September 30, 2022 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on March 8, 2022.

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
•
the type of investments made.

The Company had $104,000 and $9,000 of unrealized losses related to short-term investments as of September 30, 2022 and December 31, 2021, respectively.

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

Accounts Receivable

The Company has a diverse customer base and as of September 30, 2022 and December 31, 2021 the Company had no customers who individually accounted for more than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of September 30, 2022 or December 31, 2021.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the “treasury stock method” and “if-converted method” was anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	1,894,845	5,046,965	1,947,260	4,565,932
Restricted stock units	546,908	232,805	567,203	78,455
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	50,250	—	48,448	—

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

The Company’s LDD contracts contain multiple performance obligations bundled for one transaction price, with all obligations generally satisfied within one year. For these bundled arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s LDD contracts include a combination of the following performance obligations: (i) LDD capital asset and related components, (ii) training and (iii) device service (initial year). Each of these three performance obligations are considered distinct. The LDD capital asset is distinct because the customer can benefit from it together with other resources that are readily available to the customer. Training on the use of the machine is offered as a distinct activity after installation of the LDD to enhance the customer’s ability to utilize the machine by having an industry professional provide best practices and customize training to the specific needs of the customer. Each LDD comes with a twelve-month manufacturer’s warranty (service-type) that includes preventative maintenance, unscheduled service (labor and parts) and software updates. After the first year, service contracts can be purchased separately on a standalone basis. The Company recognizes revenue as performance obligations are satisfied by transferring control of the product or service to a customer. Specifically, revenue for the LDD capital asset is recognized at a point in time at installation. Revenue for training is also recorded at a point in time, generally 60 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12 months. The Company has determined that the transaction price is the invoice price, net of adjustments, if any. The allocation to the separate performance obligations is based upon the relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. The Company regularly reviews and updates standalone selling prices as necessary.

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the three and nine months ended September 30, 2022 and 2021, credits related to returns and rebates on list prices were not significant.

The Company adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts.

For the three and nine months ended September 30, 2022 and 2021, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

LDD (including training)	$5,688	$3,661	$15,941	$8,463
LAL	6,526	1,944	15,979	5,264
Service warranty, service contracts, and accessories	401	181	997	440
	$12,615	$5,786	$32,917	$14,167

As of September 30, 2022 and December 31, 2021, the Company recognized contract liabilities on its condensed consolidated balance sheets of $1,041,000 and $540,000 respectively, related to the service agreement performance obligation. Revenue for service agreements is recognized ratably over the term of each contract.

The following table represents the contract liabilities from sales activity for the nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Nine Months Ended September 30,
	2022	2021

Balance at beginning of period	$540	$345
Additions during the period	1,417	506
Revenue recognized during the period	(916)	(402)
Balance at end of period	$1,041	$449

For the three and nine months ended September 30, 2022, the Company had no customers who individually accounted for more than 10% of revenue. For the three months ended September 30, 2021, the Company had one customer who individually accounted for approximately 11% of revenue. For the nine months ended September 30, 2021, the Company had no customer who individually accounted for 10% or more of revenue.

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

Stock option awards are generally granted with an exercise price of no less than 100% of estimated fair market value on the date of grant. Time based awards generally vest over four years as follows, subject to the optionee’s continuing service, one fourth of the total number of shares vest and become exercisable on the one-year anniversary; 1/48th of the total number of shares subject to the option vest and become exercisable on each monthly anniversary thereafter for the remaining three years.

Prior to the Company's shares being traded on the Nasdaq Global Market, the fair value of the Company’s common stock was determined by the Board at the time of each option grant by considering a number of objective and subjective factors. The factors included, but were not limited to: (i) third-party valuations of the Company’s common stock; (ii) the Company’s stage of development; (iii) the status of research and development efforts; (iv) the rights, preferences and privileges of the Company’s convertible preferred stock relative to those of the

Company’s common stock; (v) the Company’s operating results and financial condition, including the Company’s levels of available capital resources; (vi) equity market conditions affecting comparable public companies; (vii) general U.S. market conditions and (viii) the lack of marketability of the Company’s common stock. After completion of the Company’s IPO in July 2021, the fair value of common stock is based on the closing price of the Company’s common stock as reported on the Nasdaq Global Market.

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

Note 3 – Short-Term Investments

Short-term investments consist of U.S. Treasury bills and are available-for-sale. The following tables show the Company's short-term investments as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$104,027	$(104)	$103,923

	As of December 31, 2021
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$134,980	$(9)	$134,971

All available-for-sale securities held as of September 30, 2022 and December 31, 2021 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Finished goods	$5,277	$4,451
Raw materials	7,527	2,828
Work-in-process	2,946	868
	15,750	8,147
Less: reserve for excess and obsolete inventory	(414)	(115)
	$15,336	$8,032

At September 30, 2022 and December 31, 2021, finished goods included $2.6 million and $1.8 million of inventory held on consignment at customer sites, respectively.

Note 5 – Fair Value Measurements

The table and disclosures below (in thousands) present the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	As of September 30, 2022
	Level I	Level II	Total
Assets:
Money market securities	$4,026	$—	$4,026
U.S. Treasury securities	—	103,923	103,923
Total assets at fair value	$4,026	$103,923	$107,949

	As of December 31, 2021
	Level I	Level II	Total
Assets:
Money market securities	$21,390	$—	$21,390
U.S. Treasury securities	—	134,971	134,971
Total assets at fair value	$21,390	$134,971	$156,361

The Series W warrant expired unexercised on March 31, 2021 and the remaining fair value of $5.0 million was recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2021.

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

The following table sets forth changes in the estimated fair values for the Company’s warrant liabilities measured using significant unobservable inputs (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Beginning of period	$—	$8,846
Exercise of preferred stock warrants	—	(1,111)
Expiration of common stock warrant	—	(5,018)
Change in fair value of preferred stock warrants	—	(2,717)
End of period	$—	$—

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

On May 3, 2022, the Company entered into a Second Amendment (“Second Amendment”) to the Term Loan (as amended through the Second Amendment, the (“Amended Term Loan”)). The Amended Term Loan increased the loan and security agreement to $60.0 million, of which $40.0 million was fully funded as of May 3, 2022 from the original term loan. Under the Amended Term Loan, the Company may borrow an additional amount of up to

$10.0 million through June 30, 2023, upon satisfaction of the applicable drawdown conditions and achieves sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending March 31, 2023. Subject to the terms and conditions of the Amended Term Loan, the Company may also borrow an additional amount of up to $10.0 million through September 30, 2023, upon satisfaction of the applicable drawdown conditions and achieves sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending June 30, 2023. The Amended Term Loan bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 1-Month Term Secured Overnight Financing Rate (“SOFR”) (or, if greater, 0.16%) plus an applicable margin of 9.09%. If there is an event of default under the Amended Term Loan additional interest of 5% applies. The Amended Term Loan extends the maturity date of the loan and security agreement, which was due to expire on October 1, 2025, to February 1, 2027. The Company refers to its $60.0 million Amended Term Loan as its credit facility. The Amended Term Loan was recorded as a debt modification.

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

The Amended Term Loan requires 35 months of interest-only payments, followed by 22-months of principal and accrued interest payments. If the Company is in compliance with its performance-to-plan covenant through April 1, 2025 and has not provided an IP lien election notice before May 1, 2025, the interest-only period is extended by 12 months, and the amortization period is reduced to ten months. Payments are due on the first day of each month in arrears. All unpaid amounts under the Amended Term Loan mature on February 1, 2027. The Company may elect to prepay the loans under the credit facility at any time in full or in part; however, the Company may only elect to prepay the loans in part once, in an amount not less than $5.0 million. Any amounts prepaid may not be subsequently reborrowed. Under the Amended Term Loan, a final payment (“Final Payment”) will be due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loans, in an amount equal to (a) if the Final Payment is due on or after January 1, 2022 through and including October 31, 2022, three percent (3.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid), (b) if the Final Payment is due on or after November 1, 2022 through and including October 31, 2023, four percent (4.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid) and (c) if the Final Payment is due on or after November 1, 2023, five percent (5.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid). The Final Payment is being accreted to the carrying value of the debt as a debt premium and interest expense over the life of the loan using the effective interest method.

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

As of September 30, 2022 and December 31, 2021, the Company was in compliance with all Amended Term Loan and Term Loan covenants, respectively.

For the three and nine months ended September 30, 2022 and 2021 the cash interest paid and effective interest rate on the Amended Term Loan and Term Loan were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cash interest paid	10.77%	9.25%	9.87%	9.25%
Effective interest rate	12.66%	10.69%	11.63%	10.97%

As of September 30, 2022 future principal payments due under the Amended Term Loan were as follows (in thousands):

Year Ended December 31,
2022 (remainder)	$—
2023	—
2024	—
2025	16,364
2026	21,818
2027	1,818
Total	40,000
Plus: exit fee and unamortized issuance costs	25
Term loan, net	$40,025

Note 7 – Stock-Based Compensation Expense

The Company has three stock-based incentive compensation plans collectively referred to as the Equity Plans. The Company also has an employee stock purchase plan, the 2021 ESPP.

2006 Plan

The Company’s 2006 Stock Plan was originally adopted by the Board and approved by the Company’s stockholders in 2006. The Company’s 2006 Plan was terminated in 2015 in connection with the adoption of the Company’s 2015 Plan and as a result no new awards may be issued under the 2006 Plan. However, the 2006 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2006 Plan.

2015 Plan

The Company’s 2015 Plan was originally adopted by the Board and approved by the Company’s stockholders in 2015. The 2015 Plan was most recently amended in March 2021. In July 2021, upon completion of the IPO, the 2015 Plan terminated immediately prior to effectiveness of the 2021 Plan with respect to the grant of future awards. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2015 Plan.

2021 Plan

On July 28, 2021, the Company’s 2021 Plan was adopted and approved by the Board and stockholders and became effective. The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, or (“RSUs”), and performance awards to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to 2,420,135 shares of common stock plus any shares subject to awards granted under the 2015 Plan and the 2006 Plan that, after the effectiveness of the 2021 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan from the 2015 Plan and 2006 Plan being equal to 4,569,530 shares of common stock.

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of the Company's common stock; (ii) 4% of the outstanding shares of common stock on the last day of the Company's immediately preceding fiscal year; or (iii) such lesser number of shares of the Company's common stock as the administrator may determine. The 2021 Plan is administered by the Board.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the Company’s 2021 ESPP. There are 711,643 shares of the Company’s common stock available for issuance under the 2021 ESPP as of September 30, 2022.

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

Registration of shares pursuant to evergreen increases

On March 8, 2022, the Company filed a Form S-8 registration statement under the Securities Act to register the offer and sale of 1,094,670 shares of common stock under the 2021 Plan and 273,667 shares of common stock reserved for future issuance under the 2021 ESPP.

Stock Plan Activities

A summary of stock option activities for the nine months ended September 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2021	5,754,005	$11.64	5.20
Granted	845,089	12.69
Exercised	(176,091)	4.14
Forfeited	(149,531)	14.04
Expired	(112,119)	17.08
Options outstanding as of September 30, 2022	6,161,353	11.84	6.61
Exercisable as of September 30, 2022	3,712,145	$10.33	5.14

A summary of non-vested restricted stock unit activities for the nine months ended September 30, 2022 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2021	640,479	$15.46
Granted	80,427	13.37
Vested	(179,700)	15.57
Forfeited	(46,420)	15.38
Unvested at September 30, 2022	494,786	$15.08

As of September 30, 2022 and December 31, 2021 the intrinsic value of options vested was $14.8 million and $14.7 million, respectively, and of all options outstanding was $15.0 million and $14.7 million, respectively. During the nine months ended September 30, 2022 and 2021, the total cash received from the exercise of stock options was $0.7 million and $1.2 million, respectively. The total fair value less strike price of these options was $1.6 million and $3.1 million, respectively.

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$737	$623	$2,303	$1,760
Selling, general and administrative	1,931	1,168	5,451	2,317
Cost of goods sold	214	222	681	581
	$2,882	$2,013	$8,435	$4,658

As of September 30, 2022 and December 31, 2021, there were 2,449,208 and 2,437,649 unvested options, respectively. Total unrecognized expense related to unvested stock options was approximately $19.1 million and $20.1 million as of September 30, 2022 and December 31, 2021, respectively. Amounts are expected to be recognized over a weighted average period of approximately 2.7 and 3.0 years, respectively.

As of September 30, 2022, there was $6.9 million of total unrecognized compensation costs adjusted for any forfeitures, related to non-vested restricted stock units granted under the 2021 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Nine Months Ended September 30,
	2022		2021
	Range	Weighted Average	Range	Weighted Average
Expected volatility	62.4% to 63.8%	62.8%	62.3% to 63.7%	63.3%
Risk-free interest rate	2.0% to 3.0%	2.3%	0.6% to 1.6%	1.0%
Expected life (in years)	6.0 to 10.0 years	6.0 years	5.5 to 10.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$10.74 to $15.52	$12.63	$12.54 to $19.94	$15.51

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance under the Equity Plans and 2021 ESPP consisted of the following:

	September 30, 2022	December 31, 2021
Stock options issued and outstanding under the Equity Plans	6,161,353	5,754,005
Restricted stock units	494,786	640,479
Employee stock purchase plan	711,643	484,027
Total shares of common stock reserved	7,367,782	6,878,511

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

As of September 30, 2022 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 121,000 square feet in the aggregate and expire between August 31, 2024 and January 31, 2026. For one of the facilities operating leases, the lessor provided $900,000 in tenant allowances.

On April 4, 2022, the Company entered into a thirty-four-month sublease agreement for a portion of the 5 Columbia Building, in Aliso Viejo, CA. The sublease commencement date was June 13, 2022 and will expire on March 31, 2025. The base rent receivable is $11,410 per month.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (in thousands):

		September 30,	December 31,
Leases	Classification	2022	2021

Assets
Operating	Operating leases right-of-use assets	4,331	$4,284
Finance	Property and equipment, net	249	$33
Total lease assets		4,580	4,317
Liabilities
Current
Operating	Lease liabilities	1,788	1,509
Finance	Lease liabilities	160	20
Noncurrent
Operating	Long-term lease liabilities	3,280	3,625
Finance	Long-term lease liabilities	74	17
Total lease liabilities		$5,302	$5,171

For the three and nine months ended September 30, 2022 and 2021, the components of operating and finance lease expenses were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2022	2021	2022	2021

Operating lease cost	Cost of sales	$4	$3	$10	$10
	Research and development	83	64	242	222
	Selling, general and administrative	425	402	1,257	1,205

Finance lease cost	Research and development	30	—	76	—
	Selling, general and administrative	9	5	18	20

Finance lease cost	Interest expense	5	1	12	4

Maturities of the Company’s operating and finance lease liabilities as of September 30, 2022 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2022 (remainder)	$530	$44
2023	2,059	164
2024	1,788	39
2025	1,002	6
2026	79	—
2027	—	—
Total lease payments	5,458	253
Less: imputed interest	(390)	(19)
Total lease liabilities	$5,068	$234

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of September 30, 2022 and December 31, 2021 were:

	September 30,	December 31,
Lease Term and Discount Rate	2022	2021
Weighted average remaining lease term (years)
Operating leases	2.64	3.30
Finance leases	1.51	1.72
Weighted average discount rate
Operating leases	10.3%	10.5%
Finance leases	9.5%	10.5%

Note 9 – Commitments and Contingencies

Letter of credit

The Company has a standby letter of credit, expiring September 30, 2024, issued by a financial institution as required security for one operating lease. The aggregate amount of the letter of credit was $260,000 as of September 30, 2022 and $310,000 as of December 31, 2021.

Legal Matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At September 30, 2022 and December 31, 2021, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 8, 2022. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part II, Item 1A (“Risk Factors”) of, and elsewhere in, this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”

We are a commercial-stage medical technology company dedicated to improving the vision of patients following cataract surgery. Our proprietary RxSight system, comprised of our LAL, LDD and accessories, is the first and only commercially available intraocular lens (“IOL”) technology that enables doctors to customize and optimize visual acuity for patients after cataract surgery. Our LAL is made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet light generated by our LDD. With the RxSight system, the surgeon performs a standard cataract procedure to implant the LAL, determines refractive error with patient input after healing is complete, and then uses the LDD to modify the lens with the exact amount of visual correction needed to achieve the patient’s desired vision outcomes. Alternative IOL technologies, in contrast, are not adjustable following the procedure and therefore require patients to make pre-operative choices about their visual preferences, which can often result in patient dissatisfaction when visual outcomes fail to meet expectations. We designed our RxSight system to maximize patient and doctor satisfaction through superior visual outcomes. In the pivotal study that formed the basis for our Food and Drug Administration (“FDA”) approval, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity for our LAL was 70.1% and in follow-up readings of 139 eyes in an ongoing Phase IV commercial study 78.4% achieved 20/20 or better uncorrected distance visual acuity with our LAL. This compares favorably to the results of pivotal studies with similar study designs and patient populations that supported FDA approval of Alcon’s Acrysof Toric (38.4%), and J&J’s Tecnis Toric (43.6%). We began commercializing our solution in the United States in the third quarter of 2019 and are focused on establishing the RxSight system as the standard of care for premium IOL procedures. As of September 30, 2022, we had an installed base of 343 LDDs in ophthalmology practices, and since our inception, surgeons have performed over 32,000 surgeries with our RxSight system.

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

In 2022, according to the Market Scope 2022 IOL Market Report the (“Market Scope 2022 IOL Market Report”), conventional cataract surgery is expected to comprise 88% of procedures worldwide and 80% of procedures in the United States; however, revenue for the premium IOL market is approximately 42% of the worldwide IOL market, due to higher lens pricing, and is expected to grow significantly faster. In 2022, according to the Market Scope 2022 IOL Market Report, the conventional IOL market revenues are expected to be approximately $2.9 billion worldwide and expected to grow to $4.2 billion in 2027, a CAGR of 7.3%. In 2022, according to the

Market Scope 2022 IOL Market Report, premium IOL revenues are expected to be approximately $740 million in the United States and $2.2 billion worldwide and are expected to grow at a CAGR of 11.0% and 12.5%, respectively, through 2027.

We believe this provides an attractive and concentrated market opportunity addressable with a focused sales force. We currently employ a sales team that, as of September 30, 2022, includes 20 LDD sales personnel, 17 LAL sales personnel, and a group of approximately 88 clinical specialists, field service, customer service, and marketing personnel. Our sales personnel generally have relevant experience selling cataract surgery products, as well as medical device service and clinical experience. We believe increasing the number of sales representatives, practice development personnel and clinical trainers will help facilitate further adoption of our products among existing customer accounts as well as broaden awareness of our products to new accounts. While we intend to initially focus our growing commercial efforts in the U.S., in the future, we may selectively pursue commercial expansion in Asia, Europe, Australia or other geographies with significant market opportunity for premium IOLs, leveraging our CE and FDA approvals.

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

Prior to our IPO, our primary sources of capital had been private placements of preferred stock, a structured transaction with a strategic partner, debt financing and revenue from sales of our products. Since inception, we raised a total of $191.3 million in net proceeds from private placements of preferred stock, $120.0 million from a strategic partner, approximately $39.2 million in net proceeds from a credit facility, and approximately $12.5 million from issuance of common stock from stock option exercises and shares issued from the employee stock purchase plan. As of September 30, 2022, we had cash and cash equivalents of $8.9 million, short-term investments of $103.9 million, long-term debt of $40.0 million and an accumulated deficit of $530.4 million. We generated net sales of $32.9 million and had a net loss of $51.1 million for the nine months ended September 30, 2022, as compared to sales of $14.2 million and net loss of $33.0 million for the nine months ended September 30, 2021.

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

	2022				2021
	Q1	Q2		Q3	Q1	Q2	Q3	Q4
LDDs Sold	40	49		49	13	25	31	45
Installed Base at End of Period	246	294	*	343	105	130	161	206

* Reduced by one LDD taken out of installed base in Q2 2022.

We believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system. During the quarter ended September 30, 2022, we had increased LDD sales of 18 and increased LAL sales of 4,618 when compared to the quarter ended September 30, 2021 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

	2022			2021
	Q1	Q2	Q3	Q1	Q2	Q3	Q4
LALs Sold	4,166	5,400	6,595	1,567	1,825	1,977	2,959

Components of results of operations

Sales

Our sales consist of the sale of LALs used in cataract surgeries, the LDDs for delivering light to the LALs to adjust the lens post-surgery, as needed, and service and accessories. Revenue is derived from sales of products primarily in the United States. Customers are primarily comprised of ophthalmic practices (LDD sales) and ambulatory surgery centers (LAL sales). We expect revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of doctors that are trained to use our products, and expand awareness of our products including our ActivShield™ technology with new and existing customers and as doctors perform more premium procedures using our products.

LALs are held at customer sites on consignment. The single performance obligation is satisfied, and revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient.

Our LDD contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. The LDD capital asset and related components revenue is recognized upon installation and customer acceptance, training is recognized upon completion of training by at least one doctor, and the initial warranty and service agreement are recognized ratably over the service period. After the first year, service contracts can be purchased separately on a standalone basis. We recorded contract liabilities of $1,041,000 and $540,000 related to such service agreements as of September 30, 2022 and December 31, 2021, respectively. Revenue for such service agreements will be recognized over the term of each contract.

For the three and nine months ended September 30, 2022 and 2021, sales from contracts with customers consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

LDD (including training)	$5,688	$3,661	$15,941	$8,463
LAL	6,526	1,944	15,979	5,264
Service warranty, service contracts, and accessories	401	181	997	440
	$12,615	$5,786	$32,917	$14,167

For the three and nine months ended September 30, 2022 we did not have any one customer who individually accounted for more than 10% of revenue. For the three months ended September 30, 2021, we had one customer who individually accounted for 11% of revenue. For the nine months ended September 30, 2021, we did not have any one customer who individually accounted for more than 10% of revenue.

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

We calculate gross margin as gross profit/loss divided by sales. Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. Our gross margin could fluctuate from quarter to quarter based on product mix and also as we introduce new products and adopt new manufacturing processes and technologies.

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

Interest and other income

Interest and other income consists primarily of interest income earned on our short-term investments and cash and cash equivalents.

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

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	($)	(%)
Sales	$12,615	$5,786	$6,829	118.0%
Cost of sales	7,259	4,445	2,814	63.3
Gross profit	$5,356	$1,341	$4,015	299.4%
Operating expenses:
Selling, general and administrative	14,926	9,076	5,850	64.5
Research and development	6,388	5,377	1,011	18.8
Total operating expenses	21,314	14,453	6,861	47.5
Loss from operations	$(15,958)	$(13,112)	$(2,846)	21.7%
Other income (expense), net:
Change in fair value of warrants	—	1,503	(1,503)	(100.0)
Interest expense	(1,299)	(1,079)	(220)	20.4
Interest and other income	439	11	428	3,891.2
Total other (expense) income, net:	(860)	435	(1,295)	(297.8)%
Loss before income taxes	(16,818)	(12,677)	(4,141)	32.7
Income tax expense	—	$(4)	4	(100.0)
Net loss	$(16,818)	$(12,673)	$(4,145)	32.7%
Other comprehensive loss
Unrealized gain (loss) on short-term investments	55	(5)	60	(1,168.6)
Foreign currency translation loss	(10)	(3)	(7)	204.8
Total other comprehensive loss	45	(8)	53	(635.4)
Comprehensive loss	$(16,773)	$(12,681)	$(4,092)	32.3%

Sales

Sales increased by $6.8 million, or 118.0%, to $12.6 million for the three months ended September 30, 2022, from $5.8 million for the three months ended September 30, 2021. The increase in total sales was primarily due to incremental sales of 4,618 LALs and 18 LDDs from strong adoption of our RxSight technology by practices and doctors.

Cost of sales

Cost of sales increased by $2.8 million, or 63.3%, to $7.3 million for the three months ended September 30, 2022, from $4.4 million for the three months ended September 30, 2021, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 42.5% in the three months ended September 30, 2022, from 23.2% for the three months ended September 30, 2021 primarily due to improved operating leverage and favorable product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $5.9 million, or 64.5%, to $14.9 million for the three months ended September 30, 2022, from $9.1 million for the three months ended September 30, 2021. This increase was primarily attributable to an increase in selling and marketing costs of $5.2 million mainly due to increased salaries from increased headcount of 48, sales commissions, incentive bonuses and employee benefits of $3.3 million, $0.8 million of increased stock-based compensation expense due to increased headcount, $0.5 million in additional post market study costs, new customer acquisition costs and increased travel costs of $0.8 million from increased LDD sales when compared to the three months ended September 30, 2021. General and administrative expenses increased $0.8 million due to increased personnel expenses of $0.3 million primarily due to increased headcount, $0.3 million increased costs related to operating as a public company and increased stock-based compensation of $0.2 million when compared to the three months ended September 30, 2021.

Research and development expenses

Research and development expenses increased by $1.0 million, or 18.8%, to $6.4 million for the three months ended September 30, 2022, from $5.4 million for the three months ended September 30, 2021. This increase was primarily attributable to $0.8 million from increased clinical study costs.

Other income (expense), net

Other income (expense), net, increased by $1.3 million to expense of $0.9 million for the three months ended September 30, 2022 from income of $0.4 million for the three months ended September 30, 2021 due to an increase in interest expense of $0.2 million on our amended term loan due to higher average outstanding balances and increased interest paid from higher interest rates which were offset by the change in the fair value of liability classified warrants of $1.5 million.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for nine months ended September 30, 2022 and 2021 together with the dollar increase or decrease and percentage change in those items:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	($)	(%)
Sales	$32,917	$14,167	$18,750	132.3%
Cost of sales	19,011	12,519	6,492	51.9
Gross profit	$13,906	$1,648	$12,258	743.8%
Operating expenses:
Selling, general and administrative	42,934	21,189	21,745	102.6
Research and development	19,300	18,583	717	3.9
Total operating expenses	62,234	39,772	22,462	56.5
Loss from operations	$(48,328)	$(38,124)	$(10,204)	26.8%
Other income (expense), net:
Change in fair value of warrants	—	2,717	(2,717)	(100.0)
Expiration of warrant	—	5,018	(5,018)	(100.0)
Interest expense	(3,495)	(2,603)	(892)	34.3
Interest and other income	681	44	637	1,448.2
Total other income (expense), net:	(2,814)	5,176	(7,990)	(154.4)%
Loss before income taxes	(51,142)	(32,948)	(18,194)	55.2
Income tax expense	4	6	(2)	(35.0)
Net loss	$(51,146)	$(32,954)	$(18,192)	55.2%
Other comprehensive loss
Unrealized loss on short-term investments	(95)	(2)	(93)	4,317.7
Foreign currency translation loss	(23)	(6)	(16)	263.8
Total other comprehensive loss	(118)	(8)	(109)	1,304.3
Comprehensive loss	$(51,264)	$(32,962)	$(18,301)	55.5%

Sales

Sales increased by $18.8 million, or 132.3%, to $32.9 million for the nine months ended September 30, 2022, from $14.2 million for the nine months ended September 30, 2021. The increase was due to incremental sales of 10,792 LALs primarily due to an increased LDD installed base and incremental sales of 69 LDDs from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

Cost of sales

Cost of sales increased by $6.5 million, or 51.9%, to $19.0 million for the nine months ended September 30, 2022 from $12.5 million for the nine months ended September 30, 2021, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 42.3% for the nine months ended September 30, 2022, reflecting favorable product mix from 11.6% for the nine months ended September 30, 2021. Gross margin for the nine months ended September 30, 2021 was negatively impacted by a $2.3 million reserve for excess LAL inventory as a result of the introduction of our updated LAL including our ActivShield technology.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $21.7 million, or 102.6%, to $42.9 million for the nine months ended September 30, 2022, from $21.2 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase in selling and marketing related expenses of $16.9 million due mainly to $10.3 million of 48 additional selling and marketing headcount, $1.6 million in higher selling and marketing stock-based compensation expenses, increased travel costs of $1.9 million due to increased LDD sales, the temporary reduction in selling and marketing travel costs during the nine months ended September 30, 2021 caused by COVID-19 and increased materials and post market study costs of $2.3 million. General and administrative costs increased $4.9 million, due to increased personnel expenses of $1.5 million primarily due to increased headcount,

$1.6 million in higher general and administrative stock-based compensation expenses and $2.0 million in higher costs related to operating as a public company

Research and development expenses

Research and development expenses increased by $0.7 million, or 3.9%, to $19.3 million for the nine months ended September 30, 2022, from $18.6 million for the nine months ended September 30, 2021. This increase was primarily attributable to $1.0 million in increased clinical study costs and $1.0 million in increased personnel costs which were partially offset by $1.5 million reduced material costs.

Other income (expense), net

Other income (expense), net, increased by $8.0 million to an expense of $2.8 million for the nine months ended September 30, 2022, from income of $5.2 million for the nine months ended September 30, 2021, due primarily to a favorable change in fair value of warrant liabilities of $2.7 million and gain of expiration of warrant of $5.0 million during nine months ended September 30, 2021, which did not recur in the nine months ended September 30, 2022, and increased interest expense of $0.9 million on our amended term loan which was partially offset by increased interest income of $0.6 million from higher interest rates on our short-term investments when compared to the prior year period.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $112.8 million. For the nine months ended September 30, 2022, and 2021, our loss from operations were $48.3 million and $38.1 million, respectively. We had an accumulated deficit of $530.4 million as of September 30, 2022.

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

Shelf Registration Statement

On August 8, 2022, we filed a $200 million shelf registration statement on Form S-3 which became effective August 12, 2022. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $200 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. Pursuant to the shelf registration statement, we filed a prospectus supplement to sell up to an aggregate value of $50 million dollars of our common stock through an “at-the-market” (“ATM”) offering. The shares will be offered through BofA Securities as sales agent pursuant to the terms and conditions of an ATM Equity OfferingSM Sales Agreement, dated August 8, 2022.

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

See Part II, Item 1A (“Risk Factors”) of this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	For the Nine Months Ended September 30,
	(unaudited)
	2022	2021
Net cash (used in) provided by:
Operating activities	$(44,996)	$(35,986)
Investing activities	29,545	(46,561)
Financing activities	25	136,938
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(23)	(7)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,449)	$54,384

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2022, was $45.0 million, consisting primarily of a net loss of $51.1 million, a change in operating assets and liabilities of $5.6 million, partially offset by non-cash stock-based compensation of $8.4 million, and depreciation and amortization of $3.0 million.

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

Cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2022, was $29.5 million, consisting of net maturities of short-term investments of $31.6 million which were offset by purchases of property and equipment of $2.0 million.

Net cash used in investing activities for the nine months ended September 30, 2021, was $46.6 million, consisting of net purchases of short-term investments of $45.0 million and purchases of property and equipment of $1.6 million.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022, was $25,000 primarily from proceeds from issuances of common stock of $1.1 million partially offset by $0.6 million for payments for employee taxes related to stock compensation and payments of $0.3 million for deferred offering costs.

Net cash provided by financing activities for the nine months ended September 30, 2021, was $136.9 million, consisting primarily of from net proceeds from the IPO of $119.6 million and a draw on the Company’s term loan of $15.0 million and proceeds from stock options exercised of $1.4 million.

Contractual obligations and commitments

We have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.3 million as of September 30, 2022 and December 31, 2021.

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

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 8, 2022. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022.

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

We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering (i.e. December 31, 2026); (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, since the start of the COVID-19 pandemic and resultant supply chain constraints, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, and COVID related shutdowns again in China and the more recently the military conflict in Ukraine, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors, electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain constraints we may be required to identify and qualify new vendors or substitute components which requires testing, validations and documentation, thereby adding to internal costs and diverting engineering resources from other projects.

We have deferred the introduction of our lower cost-to-manufacture LDD to the market until the second half of 2023, as it was less difficult to procure components and subcomponents for our existing LDD than the lower cost-to-manufacture LDD. Additionally, on June 30, 2022, we received notification from the FDA that additional information will be required for the approval of our lower-cost-to-manufacture LDD. We responded to the FDA in the third quarter of 2022 and we expect we can obtain FDA approval, however we are also procuring material for our current LDD to mitigate any delay in the FDA’s approval, allowing us to sell both LDDs, which have the same functionality. Our management’s expectation is that the Company’s gross margin will be impacted by its decision to continue to produce the current LDD, which is more expensive to produce than the lower cost-to-manufacture LDD, but it is necessary in order to mitigate potential supply chain issues and delay in FDA approval of the lower cost-to-manufacture LDD. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing. Our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2022, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

40

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations for the foreseeable future. We reported losses from operations of $52.8 million and $35.4 million for the years ended December 31, 2021 and 2020, respectively and $48.3 million for the nine months ended September 30, 2022. As a result of these losses, as of September 30, 2022, we had an accumulated deficit of $530.4 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with being a public company.

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
•
our ability to borrow on our credit facility or raise additional funds through our at-the-market offering to finance our operations;
•
the outcome, costs and timing of any clinical trial results for our current or future products;
•
the emergence and effect of competing or complementary products;
•
the availability and amount of reimbursement for procedures using our products;

42

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

As of September 30, 2022 and December 31, 2021, we had $112.8 million and $159.3 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

44

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

47

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

Changes to state regulations and interpretation of the practice of optometry, for public health insurance coverage and government reimbursement rates for our products and related procedures and/or medical or professional malpractice insurance coverage for doctors who perform procedures using our products could affect the adoption of our products and our future revenue.

States regulate the practice of optometry, including the types of procedures optometrists are authorized to perform in each state. To the extent states change or narrow the scope of the practice of optometry or their interpretation of the scope of optometry with respect to those who are qualified to perform procedures involving our RxSight system, such state regulation or policy can have a material impact on which doctors may use our RxSight system, our customer base and market share, and the adoption of our RxSight system. Additionally, payor restrictions on the coverage and/or reimbursement levels for procedures using our RxSight system can negatively impact the adoption of our products and the pricing of our products, which can have a material impact on our profitability. Changes to medical or professional malpractice insurance coverage policies for doctors who perform procedures using our products, including refusal to cover malpractice liability insurance related to the use of our products can have a material impact on the adoption of our products and our business operations. We can provide no assurance on the impact of current and future federal and state legislative, executive, and administrative actions, including measures implemented by state boards of examiners in optometry, as well as policies of malpractice insurance carriers and payors on us, our business operations, and the business of our customers. The implementation of cost containment measures or other policy and regulatory changes may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

We have and expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing and finance and accounting. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert or stretch our management and business development resources in a way that we may not anticipate. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of December 31, 2021, we had federal net operating loss carryforwards (“NOLs”) of approximately $270.4 million, which will begin to expire in various years ranging from 2022 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in our stock ownership. Our ability to utilize those NOLs could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

73

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

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy and data protection laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Additionally, in the United States, California adopted the California Consumer Privacy Act (“CCPA”), in January 2020, which requires certain companies that process information of California consumers to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to exercise certain rights with respect to their personal information and opt out of certain sales of personal information, in addition to severely limiting our ability to use their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. It remains unclear how various provisions of the CCPA will be interpreted and enforced. Furthermore, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. Other states have passed, or plan to pass, data privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach (and, in some cases, to regulators). The effects of the CCPA, CPRA and other such privacy laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

The GDPR provides that EU member states may make their own laws and regulations limiting the (i) processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and (ii) profiling and automated individual decision-making of individuals, which could limit our ability to use and share personal data or other data and could cause our costs to increase, harming our business and financial condition. Non-compliance with GDPR is subject to significant penalties, including fines of up to €20 million or 4% of total worldwide revenue, whichever is greater. The interpretations of the GDPR by local data protection authorities in EU member states, along with the complexity of the new data protection regime itself, will leave the interpretation and enforcement of the law unclear in the near term, with potential inconsistencies across the EU member states. The implementation and enforcement of the GDPR may subject us to enforcement risk and requirements to change certain of our data collection, processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected. Other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws. Further, the United Kingdom’s decision to leave the European Union has created uncertainty with regard to data protection regulation in the United Kingdom. We are subject to the UK General Data Protection Regulation and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law and provides for a penalty structure similar to the GDPR. These recent developments have required us to review and modify the legal means by which we process personal data and may require us to make other modifications.

Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the European Economic Area (“EEA”), Switzerland, and the United Kingdom. We rely on transfer mechanisms permitted under these laws, including EU Standard Contractual Clauses (“SCCs”). Such mechanisms have received heightened regulatory and judicial scrutiny in recent years. The Court of Justice of the European Union (“CJEU”) issued a decision in 2020 invalidating a transfer of personal data from the EEA and Switzerland to the U.S. and imposing additional obligations on companies using the SCCs. The European Commission has adopted new SCCs that are required to be implemented over time, and the United Kingdom has adopted new standard contractual clauses that also are required to be implemented over time. In June 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring contractual or other additional measures. While it is intended to last for at least four years, the European Commission may revoke the adequacy decision at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. These developments and other regulatory guidance or developments may impose additional obligations with respect to the transfer of personal data from the EEA, Switzerland, and the United Kingdom, all of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA, Switzerland, and the United Kingdom to the U.S. This could adversely affect the manner in which we provide our services and thus materially affect our operations and financial results.

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

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, since the start of the COVID-19 pandemic and resultant supply chain constraints vendors, will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, and COVID related shutdowns again in China and the more recently the military conflict in Ukraine, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. We have deferred the introduction of our lower cost-to-manufacture LDD to the market until the second half of 2023, as it was less difficult to procure components and subcomponents for our existing LDD than the lower cost-to-manufacture LDD. Additionally, on June 30, 2022, we received notification from the Food and Drug Administration (“FDA”) that additional information will be required for the approval of our lower-cost-to-manufacture LDD. We responded to the FDA in the third quarter of 2022 and we expect we can obtain FDA approval, however we are also procuring material for our current LDD to mitigate any delay in the FDA’s approval, allowing us to sell both LDDs, which have the same functionality. Our management’s expectation is that the Company’s gross margin will be impacted by its decision to continue to produce the current LDD, which is more expensive to produce than the lower cost LDD, but it is necessary in order to mitigate potential supply chain issues and delay in FDA approval of the lower cost-to-manufacture LDD. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through November 1, 2022, our common stock has traded at a low of $8.80 and a high of $19.67 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

91

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

Our common stock is currently traded on Nasdaq Global Market, but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq Global Market or any other exchange in the future. If an active trading market does not develop, or is not maintained, or if we fail to satisfy the continued listing standards of the Nasdaq Global Market or applicable SEC rules for any reason and our securities are delisted, you may have difficulty selling any of our shares of common stock that you buy. The lack of an active trading market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active trading market may also reduce the fair market value of your shares. Furthermore, an inactive trading market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of September 30, 2022, we had 27,719,132 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

On July 30, 2021, we filed a registration statement on Form S-8 under the Securities Act registering the issuance of 7,473,839 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans.

On March 8, 2022, we filed an additional registration statement on Form S-8 under the Securities Act registering the offer and sale of 1,094,670 additional shares of common stock under the 2021 Plan and 273,667 additional shares of common stock under the 2021 Employee Stock Purchase Plan. Shares registered under the registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The number of shares registered represent the annual increase commencing on the first day of each fiscal year beginning with the 2022 fiscal year calculated as 4% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year under our 2021 Equity Incentive Plan and 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year under our 2021 Employee Stock Purchase Plan. We anticipate filing additional Form S-8 registration statements for future annual increases under our equity plans.

On August 8, 2022, we filed a $200 million shelf registration statement on Form S-3 which became effective August 12, 2022. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $200 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. Included in the $200 million shelf registration on Form S-3, we also filed a prospectus supplement to sell up to an aggregate value of $50 million dollars of our common stock through an “at-the-market” (“ATM”) offering. The shares will be offered through BofA Securities as sales agent.

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 50% of our voting common stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering. (i.e., December 31, 2026).

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

The Tax Act enacted many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. Regulatory or legislative developments may arise from the proposed U.S. tax reform under the Biden Administration, which has proposed several changes to the corporate income tax regime, which, if adopted, could result in increased taxation of our business operations. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. We will also continue to monitor and assess the impact of international tax reform, including but not limited to the 15% global minimal tax proposed by the Organisation for Economic Co-operation and Development. Finally, the Inflation Reduction Act of 2022 (the “IRA”), will become effective beginning in fiscal year 2024. We do not currently expect that the IRA will have a material impact on our income tax liability.

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

Our business and operations would suffer in the event of system failures or security breaches or incidents.

Our computer systems, as well as those of our contractors and consultants, are vulnerable to damage from computer viruses, ransomware, and other malicious code, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of the commercialization of our RxSight system and our future products. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any disruption or security breach or incident resulting in, or believed or perceived to have reported in, a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, could cause us to incur liability and cause the commercialization of our RxSight system and the further development of our current and future products to be delayed.

The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. Although, to our knowledge, we have not experienced such material security breach to date, any security breach or security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, stolen, or otherwise processed without authorization. Any such actual or perceived access, disclosure or other security breach or incident, loss, or unauthorized processing of information (whether affecting us or one of our third-party service providers) could result in legal claims and proceedings, regulatory investigations, and other proceedings liability under laws that protect the privacy of personal information, significant regulatory penalties or other fines, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to commercialize our products and conduct clinical trials, which could adversely affect our reputation and delay the commercialization of our RxSight system and clinical development of our current and future products.

The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, may take many forms (including phishing, social engineering, denial or degradation of service attacks, ransomware, malware or other malicious code), change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. In addition, our employees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate regulated, protected, or personally identifiable information, and may purposefully or inadvertently cause a breach or incident involving or compromise of such information. Third parties may have the technology or know-how to breach the security of the information collected, stored, or transmitted by us, and our respective security measures, as well as those of our third-party service providers, may not effectively prohibit others from obtaining improper access to this information. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of such a breach, incident, or compromise. There is no assurance that any security procedures or controls that we or our third-party providers have implemented will be sufficient to prevent data-security related incidents from occurring.

We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted or existing security breaches, incidents, or failures and their consequences. As data security-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. We could be forced to expend significant financial and operational resources in responding to a security breach or incident, including investigating and remediating any information security vulnerabilities, defending against and resolving legal and regulatory claims and complying with notification obligations, all of which could divert resources and the attention of our management and key personnel away from our business operations and adversely affect our business, financial condition and results of operations. In addition, our remediation efforts may not be successful, and we could be unable to implement, maintain and upgrade adequate safeguards.

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

We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions, but due to the expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components, limiting our ability to maintain as much inventory of components, sub-assemblies, materials and finished products on hand as would be ideal under normal circumstances. To ensure adequate inventory supply and manage our operations with our third-party manufacturers and suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our limited historical commercial experience, rapid growth, failure to accurately manage our expansion strategy, the expansion of global lead times, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.

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

Further, the expansion of global lead times related to the COVID-19 pandemic, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply. Our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

There has been no material change in the planned use of the IPO proceeds as described in our prospectus dated July 29, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act (File No. 333-257790). From the effective date of the IPO registration statement through September 30, 2022, we have used the net proceeds of the offering to expand our sales force, customer support and operations and increase our research and development activities.

(c) Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q unless otherwise stated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.1	ATM Equity OfferingSM Sales Agreement, dated August 8, 2022, between the Company and BofA Securities, Inc.(incorporated by reference from the Company’s shelf registration statement on Form S-3).	S-3	333-266651	1.2	August 8, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

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

RxSight, Inc.

Date: November 7, 2022	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Shelley Thunen
Shelley Thunen
Chief Financial Officer
(Principal Financial and Accounting Officer)

