Form 10-K
period 2022-12-31
RxSight, Inc.
filed 2023-03-06
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $310 million based upon the closing price of $14.08 on the Nasdaq Global Market on such date.

The number of shares of registrant’s Common Stock outstanding as of February 15, 2023 was 33,775,718.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

The forward-looking statements are contained principally in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements concerning the following:

•
the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements, including our expectation that we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q as filed with the Securities and Exchange Commission (“SEC”), provided that we may opportunistically access our at-the-market (“ATM”) facility under advantageous circumstances;
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
•
our ability to comply with existing and future government laws, rules and regulations both in the U.S. and internationally;
•
our expectations regarding allocation of resources toward expenses associated with being a public company;
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;

•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and a smaller reporting company under the Exchange Act;
•
the volatility of the trading price of our common stock;
•
our ability to identify and develop new and planned products and/or acquire new products;
•
development and projections relating to our competitors or our industry, including anticipated growth rates for the conventional and premium intraocular lens (“IOL”) markets;
•
the impact of local, regional, national or political conditions and events;
•
the impact of the COVID-19 pandemic, including currently known and unknown coronavirus variants, on our business or personnel; and
•
the impact of worldwide political and economic conditions and unknown future events could have a material adverse impact on our business, financial condition and results of operations.

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

DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, the realization of income tax assets and estimates of tax liabilities, and obsolete, excess and slow-moving inventory. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ materially from these estimates.

INDUSTRY, BUSINESS AND MARKET DATA

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

PART I

Item 1. Business

Overview

We are a commercial-stage medical technology company dedicated to improving the vision of patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens® (“LAL®”), RxSight Light Delivery Device (“LDD™”) and accessories. Our LAL is a premium intraocular lens (“IOL”) made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet (“UV”) light generated by our LDD.

We designed our RxSight system to address the shortcomings of competitive premium IOL technologies and provide a solution that doctors can trust to improve visual outcomes and achieve high levels of patient satisfaction. Competitive premium IOLs require patients to specify their visual priorities before surgery and be willing to accept various optical trade-offs associated with those choices. Once a patient has selected a competitive premium IOL, the surgeon must rely on a series of preoperative diagnostic tests and predictive formulae to choose the appropriate lens power. If the doctor’s prediction is suboptimal, then the patient may experience suboptimal results that could necessitate a subsequent corneal refractive procedure or certain other compromises in order to reach vision targets.

In contrast, with the RxSight system, the surgeon implants the LAL as they would in any other cataract procedure, determines refractive error with patient input several weeks following surgery and then uses the LDD to modify the LAL with the precise visual correction needed to achieve the patient’s desired vision outcomes. We believe our RxSight system provides doctors and patients increased confidence and peace of mind by eliminating the high-stakes preoperative guesswork common to competitive premium IOLs and allowing patients to iterate their final vision characteristics with customized post-surgical adjustments.

A cataract is the loss of transparency in the eye’s natural lens, which causes blurry or hazy vision and can eventually lead to blindness. Approximately 50% of all individuals develop some form of cataracts by age 60, usually in both eyes, and prevalence increases with age. Among the world’s most commonly performed procedures, cataract surgery involves removing the cloudy natural lens and replacing it with a clear IOL. Prior to surgery, patients can opt for either a spherical monofocal IOL, which usually results in improved vision but requires glasses for best vision, or a premium IOL, which also corrects for astigmatism and/or presbyopia, thereby reducing spectacle dependence. In the United States, Medicare and private insurers typically cover the full cost of spherical IOL procedures, while premium IOL procedures require patients to pay an incremental out-of-pocket fee, typically ranging from $1,000 to $4,000 per eye depending on the specific premium IOL used. In the United States, the world’s largest premium IOL market, 2022 premium procedures represented about 25% of all cataract procedures and generated approximately $760 million in revenue, a figure that is projected to grow at a 12% compound annual growth rate (“CAGR”) by 2027, according to the Market Scope 2022 Premium Cataract Surgery Market Report.

We believe that the premium cataract surgery market remains underpenetrated due to both doctors’ reluctance to recommend competitive premium IOLs to the full universe of eligible patients and patients’ confusion in assessing the associated trade-offs and side effects with competitive premium IOLs. We believe competitive premium IOLs often fail to deliver on patients’ expectations for quality vision across a range of distances without glasses. In our most recent Phase IV commercial data over 90% of patients were able to achieve 20/20 or better at distance without glasses, which is approximately twice the rate of any of the alternative IOLs. In addition, over 90% of patients were also able to read 5-point font at near vision, which is typically the size of footnotes on a page.

We believe our RxSight system offers doctors and patients a significantly more reliable approach that can consistently deliver optimal, fully customized visual outcomes with few compromises, ultimately driving broad adoption and establishing it as the standard of care for premium cataract procedures. The key benefits of our solution include:

•
Allowing full customization and optimization of patient vision after surgery. Our LAL uses a proprietary silicone formulation that enables changing the mechanical and optical properties of the lens following implantation. Our LDD uses proprietary software and algorithms to deliver a short UV light exposure treatment that polymerizes specific portions of the lens and allows doctors to adjust spherical and cylindrical refraction in 0.25 diopter increments, similar to the adjustment increments used to refract patients for glasses or contact lenses, as well as in other refractive procedures like LASIK. All other premium IOLs are fixed-power lenses that cannot be adjusted following surgery;
•
Delivering superior visual outcomes with low risk of side effects. In our Food and Drug Administration (“FDA”) clinical trial, 70% of LAL patients achieved 20/20 or better uncorrected visual acuity without glasses, while in similar trials of other premium IOLs, only about 40% of patients achieved this performance level. Additionally, LAL patients do not experience increased incidence of glare or halos that are common with other premium IOLs;
•
Providing accuracy and precision to optimize vision with both eyes. Most LAL patients choose minor differences in the refractive correction of each eye, resulting in glasses-free vision across a full range of distances. In our most recent Phase IV commercial study data over 90% of patients were able to achieve 20/20 or better at distance without glasses, which is approximately twice the rate of any of the alternative IOLs. In addition, over 90% of patients were also able to read 5-point font at near vision, which is typically the size of footnotes on a page;
•
Enabling patients to preview and compare possible vision outcomes. LAL patients are the only premium IOL patients able to test-drive their vision after surgery but before selecting a final refractive outcome. With up to three possible UV light treatments to adjust the LAL, patients direct their optimal visual acuity through an interactive and iterative process; and
•
Empowering doctors to grow their practices with a premium IOL they can trust and confidently recommend. Our RxSight system has been shown to deliver excellent visual outcomes across a broad range of patient types and preferences. In our 2022 RxSight customer survey, 89% of respondents said they thought our RxSight system delivered the highest quality vision, 98% said they would recommend the LAL to others and 75% said they would select it for their own eyes.

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our U.S. commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 3,000 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of December 31, 2022, we had established an installed base of 400 LDDs in ophthalmology practices and, since our inception though December 31, 2022, surgeons have implanted over 42,000 LALs.

We plan to grow our business primarily by expanding the size of our LDD installed base and driving increased utilization of our LAL through heightened awareness of the superior clinical outcomes our RxSight system provides patients. To continue to strengthen our competitive position in the premium IOL market, our research and development activities are focused primarily on programs that improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and lifecycle management.

Our market and industry

Cataracts and other common vision conditions

Common vision conditions can be roughly divided by two defining factors: 1) the typical age of onset and 2) whether the condition is more closely linked to the cornea, the front surface of the eye that controls about two-thirds of its focusing ability, or the natural lens, which sits behind the iris and is responsible for the eye’s remaining focusing power. From childhood through the fourth decade of life, refractive conditions related primarily to the cornea – myopia, hyperopia and astigmatism – typically have the greatest impact on visual acuity and are usually addressed with glasses and contact lenses. In adults with these conditions, corneal procedures like LASIK can reduce dependence on glasses and contact lenses.

By age 50, most people also experience presbyopia, which manifests itself as increased difficulty seeing at near and intermediate distances without glasses or contact lenses. Presbyopia occurs because the natural lens is losing its elasticity and, therefore, its ability to focus light rays on near objects. By age 60, approximately half of all individuals also develop some form of cataracts, in which the normally clear lens loses its transparency and increasingly obstructs or otherwise interferes with the passage of light to the retina. The result is blurry or hazy vision and increased sensitivity to light, particularly at night, that cannot be treated with glasses or contact lenses. Cataracts are irreversible, progressive and usually affect both eyes. Cataracts can significantly interfere with daily activities, affect quality of life and eventually cause blindness. According to the National Eye Institute, despite the availability of effective surgical treatment, cataracts are the leading cause of blindness worldwide.

Cataract surgery

Cataract surgery is among the most common surgical procedures performed in the world and involves replacement of the patient’s natural cloudy lens with a clear artificial IOL. In the United States, the procedure is commonly performed in an outpatient setting, such as an Ambulatory Surgery Center (“ASC”), by an ophthalmologist specializing in cataract surgery and often requires only 5 to 15 minutes to complete. In most cases, surgery begins with removal of the cataractous lens through a process known as phacoemulsification. During phacoemulsification, the ophthalmic surgeon makes a small surgical incision in the cornea and inserts an ultrasonic probe that breaks up, or emulsifies, the lens while a hollow needle removes the pieces of the lens (see image 1 below). After the cataract is removed, the surgeon inserts the replacement IOL through the same surgical incision (see image 2 below). Following implantation, the IOL sits firmly in place just behind the iris (see image 3 below).

Conventional vs. premium cataract surgery

Cataract surgery is often bifurcated into two categories based on IOL type, as follows:

•
Conventional: The patient receives a monofocal IOL, which is designed to provide vision at one pre-defined distance without correction for other visual problems that often affect cataract surgery patients such as corneal astigmatism and presbyopia. Nearly all patients undergoing conventional cataract surgery will need to rely on glasses following cataract surgery to achieve the best distance, intermediate and near vision.
•
Premium: The patient receives a premium IOL, which is designed to address the shortcomings of conventional monofocal lenses by also correcting for the additional visual problems of astigmatism and/or presbyopia. Premium IOLs reduce the need for glasses relative to conventional IOLs but may impose trade-offs related to their ability to provide glasses-free near, intermediate and distance vision, as well as the potential for increased incidence of halos, glare and other side effects related to monofocal IOLs.

Healthcare payors typically cover the full cost of conventional cataract procedures. In the United States, a healthcare payor (primarily Centers for Medicare and Medicaid Services (“CMS”)) typically provides reimbursement for a conventional cataract procedure of approximately $500 for a surgeon fee and approximately $1,000 for a facility fee, which includes the cost of a conventional monofocal IOL. Accounting for reductions in CMS reimbursement and for inflation, reimbursement rates have decreased by two thirds since 1991. The surgeon fee covers all pre-operative cataract testing, the cataract operation and follow-up care for three months.

For U.S. premium cataract procedures, the healthcare payor (primarily CMS) reimburses the same surgeon and facility fees, but the patient pays the surgeon an additional fee between $1,000-$2,000 for implantation of a toric IOL and an average between $2,000-$4,000 for implantation of other premium lenses, which includes the cost of the premium IOL. Consequently, premium cataract procedures are between 10 and 15 times more profitable for the doctors and ophthalmology practices than conventional cataract procedures and are less impacted by changes in reimbursement rates. At the same time, because premium cataract patients pay an additional out-of-pocket fee, they tend to have high expectations that the surgeon will satisfy their desire for quality, glasses-free vision.

Our market opportunity

According to the Market Scope 2022 Premium Cataract Surgery Market Report and 2022 Market Scope IOL Report:

•
Approximately 28 million cataract surgeries were performed globally in 2022, including 4.6 million in the United States. The number of procedures worldwide is projected to grow at a CAGR of 6.3% to over 38 million by 2027. In the United States, procedures are expected to grow at a CAGR of 4.3% to 5.3 million by 2027;
•
The United States is the world’s largest premium IOL market. In 2022, premium IOL procedures represented approximately 25% and 12% of cataract surgeries in the United States and worldwide, respectively;
•
In 2022, premium IOL revenue was approximately $2.1 billion globally and $760 million in the United States, and is expected to grow at a CAGR of 13% and 12%, respectively, through 2027. Key growth drivers include the increasing number of patients who prefer to be glasses-free, technological innovations, increased access to healthcare and rising disposable income; and
•
In the United States, there are approximately 10,000 ophthalmic surgeons that perform cataract surgery, including approximately 3,000 that perform roughly 70%-80% of premium IOL cataract procedures.

We believe there is an opportunity to gain market share in the premium IOL market segment and also increase the penetration of premium IOLs in the broader market by converting doctors and patients currently electing for conventional cataract surgery. We believe that the premium cataract surgery market remains underpenetrated due to both doctors’ reluctance to recommend premium IOL offerings to the full universe of eligible patients and patients’ confusion in assessing the trade-offs associated with the wide range of commercially available premium IOL offerings. Furthermore, we believe current non-adjustable premium IOL offerings often cannot deliver on patient expectations regarding their desire to see at near, intermediate and far distances without reliance on glasses and to avoid troubling side effects such as glare, halos and loss of contrast sensitivity.

We are currently focused on driving awareness and penetration of our RxSight system in the premium cataract market, and primarily concentrating our near-term commercial efforts on the United States. We believe the United States is the most compelling market given the large population of individuals over the age of 60 that are covered by health insurance, the concentrated base of cataract surgeons experienced with premium IOL offerings, the high gross domestic product per capita and the favorable U.S. healthcare reimbursement system, which has a well-established history of covering a portion of the cost for cataract surgery.

Non-adjustable premium IOLs and their limitations

Prior to the commercial availability of our RxSight system, doctors and patients chose from two primary types of premium IOLs, as follows:

•
Multifocal Lenses. Multifocal lenses have two or more corrective zones, which allow the patient to receive focused light from different distances. Although multifocal lenses provide patients with a wider range of vision compared to the standard monofocal IOLs, multifocal lenses split light across the multiple corrective zones on the lens, sometimes impacting visual quality. For example, approximately two to three times as many patients who choose a multifocal lens over a monofocal lens experience side effects such as glare and halos, as well as reduced contrast vision, which are especially problematic in low light situations such as driving at night. For some patients these become more pronounced and can lead to explantation (removal of the IOL and replacement with another type of IOL). Extended-depth-of-focus (“EDOF”) lenses are similar to multifocals, except they have only one corrective zone. They create an elongated focal point that allows for a broader range of vision, although patients will still often require glasses for distance and near vision. EDOF lenses will still typically result in glare and halos, as well as reduced contrast vision, although generally less severe than those experienced with multifocal lenses; and
•
Astigmatism-Correcting or Toric Lenses. Toric lenses correct for astigmatism, a condition in which the cornea is not uniformly curved leading to distortion of near and distance vision. According to the 2022 Market Scope IOL Report, approximately 70% of the population has clinically significant astigmatism of 0.5 diopters or more. Corrective toric lenses can provide additional distance, intermediate or near vision correction depending on the power of the lens selected and if their optical design incorporates either multifocal or EDOF features.

When preparing patients for premium cataract surgery, surgeons must have a comprehensive understanding of available premium IOL options and how to best match a patient to the technology that fits their priorities. Patient decisions are based on several factors and tend to be heavily influenced by surgeon recommendations, as well as the patient’s motivation for independence from glasses and willingness to tolerate side effects. During an initial consultation, surgeons often ask patients to fill out a survey regarding their vision experiences and expectations to determine if the patient is a good premium IOL candidate. If so, the surgeon helps select the appropriate premium IOL based on the patient’s lifestyle and the type of vision they most value (i.e., near, intermediate or distance). Significant time is often required to educate patients on the various trade-offs with respect to the visual outcomes associated with each type of premium IOL. Following this consultation, surgery is usually scheduled within several weeks or months.

Prior to surgery, the patient’s eyes are measured using one or more diagnostic devices to help the surgeon predict the lens focusing power best suited to achieve the optimal postoperative outcome. Focusing power, expressed in diopters (D), refers to how a lens focuses light to a point (spherical power) or a line (cylindrical or astigmatic power). Accurately predicting lens power is critical to reducing postoperative residual refractive error and delivering the best possible visual outcomes. Because the lens power of competitive premium IOLs cannot be changed after implantation, doctors rely on a series of preoperative diagnostic tests and predictive formulae to determine the lens power. Typically, the patient returns a day after surgery to have their eye evaluated and ensure healing is underway. After approximately one month, premium cataract patients that are dissatisfied with their results may be fitted for glasses or elect to undergo a secondary, remedial procedure to meet desired vision targets. A separate LASIK procedure is the most common surgical procedure to correct any residual visual errors following the cataract procedure.

A key limitation of these competitive premium IOLs is that they cannot be adjusted after the surgery and, as such, require the patient to commit to a desired visual outcome prior to the procedure. However, in discussing vision optimization options with patients ahead of the procedure, it can be difficult to effectively demonstrate different visual outcomes. Once a premium IOL is selected, another key limitation is the ability of the surgeon to precisely predict the correct lens power and then implant the IOL with the level of accuracy required to deliver the patient’s expected outcome. Additionally, the incision made to remove the cloudy lens and insert the IOL along with the resultant healing process often creates additional levels of astigmatism, which cannot be predicted with precision before cataract surgery.

We believe that the need to commit to a visual outcome before surgery combined with the limited ability to make adjustments following the procedure are key factors contributing to the low levels of premium IOL penetration. When expectations regarding postoperative visual acuity and independence from glasses are not met, patients are often disappointed. As a result, even though 60% of cataract patients rate “being glasses free after cataract surgery” as extremely important, surgeons are often hesitant to recommend existing premium IOLs to their patients.

Our solution

We designed our RxSight system to address the shortcomings of existing premium IOL technologies and provide a solution that doctors can trust to improve visual outcomes and achieve high levels of patient satisfaction. We began commercializing our solution in the United States in 2019 and are focused on establishing the RxSight system as the standard of care for premium IOL procedures. As of December 31, 2022, we had an installed base of 400 LDDs in ophthalmology practices, and since our inception over 42,000 surgeries have been performed with our RxSight system.

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

•
RxSight Light Adjustable Lens: The LAL is our proprietary IOL that can be adjusted postoperatively to improve uncorrected visual acuity. Our IOL is made of special photosensitive material that changes shape and power when a specific pattern of UV light is delivered from the LDD.
•
RxSight Light Delivery Device: The LDD is our proprietary office-based light treatment device that delivers UV light in a precisely programmed pattern to induce a predictable change in the shape and refractive properties of the LAL, enabling surgeons to precisely modify the LAL based on the visual correction needed to achieve the patient’s desired vision after cataract surgery.

Light Adjustable Lens (LAL)

RxSIGHT
RxSIGHT

Light Delivery Device (LDD)

Our foundational technology

We have developed our RxSight system over the last 20 years, incorporating expertise and proprietary technologies across multiple disciplines, including optics, material science, chemistry, software and hardware engineering. The proprietary RxSight technology that enables post-operative adjustability is based on the principles of photochemistry. The LAL is made of a photosensitive material that changes shape and power when a specific pattern of UV light is delivered to the LAL.

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

To create the LAL, we use a composition of silicone polymers and monomers, the latter which we call “macromers” mixed with photo-active molecules and other compounds. The initial composition of our lens material is a viscous liquid that is thermally cured in a lens mold. Thermal curing and photopolymerization use temperature and ultraviolet light, respectively, to initiate and propagate a polymerization reaction. To avoid polymerizing the macromers in the composition, the thermal curing is performed at a low temperature. The partial polymerization of the LAL results in a solid but soft silicone lens, leaving the photosensitive macromers unpolymerized and distributed throughout the lens. While the resulting lens is optically clear, the macromers and photo-active molecules remain free to continuously move within the lens.

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

Each UV light treatment consumes only a portion of the macromers in the lens, allowing the LAL to be adjusted multiple times. This process can be repeated up to three times over a period of several weeks, until the patient and doctor are satisfied. The entire lens is then polymerized to provide a stable correction. After adjustment light treatments are completed, one or two lock-in light treatments are applied to consume all remaining macromers and photo-active compounds. After the final lock-in treatment, the lens power can no longer be adjusted.

Our approach

With the RxSight system, the surgeon performs a standard IOL implant procedure, replacing the patients’ natural lens with the LAL. Two to three weeks following surgery, the patient visits the doctor’s office for a standard postoperative refraction, which is similar to the eye test used to create a prescription for eye glasses. Using a traditional phoropter and vision chart, a clinician determines the refractive error and prescription required and inputs the information into the LDD’s graphical user interface. The patient’s eye is dilated and a contact lens is applied to the eye as the patient is seated in front of the LDD for a light treatment. Based on the prescription input, the LDD generates a programmed, predetermined exposure of UV light. For approximately 100 seconds, the light painlessly and non-invasively reshapes the implanted LAL to correct the measured refractive error. The entire treatment takes less than five minutes. The patient returns approximately three to five days later for additional light treatments to further adjust their vision, if desired, or to lock-in the lens. While patients can receive up to three adjustments, the average number of adjustments in our FDA clinical trial was 1.6.

The RxSight system enables a fully interactive and iterative process to optimize visual acuity with patients able to test drive their vision, comparing possible outcomes before selecting a final prescription for their LAL. In clinical practice since our FDA approval, roughly 60% of patients undergoing multiple adjustments have requested a change from their original spherical target, underscoring the value of adjustability and customization. From the time of surgery until 24 hours after the LAL is locked in, the patient wears UV light protective glasses as unprotected exposure to light can cause uncontrolled changes in the LAL. Since late 2021, we have included ActivShield technology on all LALs, which provides an extra layer of UV protection on the lens surface and reduces dependence on patient compliance with protective glasses.

Key benefits of RxSight system for patients

•
Superior vision outcomes. In the pivotal study that formed the basis for our FDA approval, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity for our LAL was 70.1%. This compares favorably to the results of pivotal studies with similar study designs and patient populations that supported FDA approval of Alcon’s Acrysof Toric (38.4%) and J&J’s Tecnis Toric (43.6%). Most LAL patients choose minor differences in the refractive correction of each eye, resulting in glasses-free vision across a full range of distances. In our most recent Phase IV commercial study data over 90% of LAL patients who chose to optimize vision with both eyes, achieved 20/20 distance vision and were also able to read 5-point font without glasses;
•
Postoperative customization. Our RxSight system enables patients to preview and compare possible vision outcomes after surgery based on their unique preferences and lifestyle requirements before they select a final prescription for their LAL. With up to three possible adjusting light treatments, patients can dial-in their optimal visual acuity through an interactive and iterative process;
•
No increase in glare and halo. Our LALs do not induce higher rates of glare and halos compared to monofocal IOLs. In contrast, multifocal IOLs, generally relied upon to improve near vision, are associated with a higher incidence of unwanted side effects including reduced contrast sensitivity and increased glare and halos around bright lights. These problems can lead to explants, in which patients undergo another procedure to remove the multifocal IOL and replace it with another type of IOL. In FDA studies for the Alcon Panoptix, J&J Symfony and Alcon Vivity lenses, 48.8%, 59.2% and 17.0% of subjects, respectively, reported being bothered by halos postoperatively; and
•
Corrects residual refractive error. The RxSight system can reduce the potential for secondary surgical procedures by correcting residual refractive error after surgery using our office based LDD to shape the LAL. With other premium IOLs, a separate LASIK procedure is generally the only way to correct for residual visual errors following the primary cataract procedure.

Key benefits of RxSight system for doctors

•
Clear value proposition for patients, helping doctors to build their premium cataract practices. Rather than explaining the complicated trade-offs with respect to visual outcomes and predicting refraction before surgery, the surgeon may simply tell patients that their vision will be corrected postoperatively via a painless, in-office process similar to being prescribed glasses. The doctor can also share the LAL’s clinical results with the patient to provide reassurance that the procedure will deliver desired results;
•
Increased confidence. The clinical benefit of “dialing-in” to achieve superior visual outcomes postoperatively increases doctors’ confidence that the LAL can meet patients’ expectations. The doctor does not need to decide prior to surgery whether the patient will be particularly sensitive to suboptimal visual outcomes or side effects (such as glare, halo and loss of contrast). The patient is also unlikely to need a postoperative adjustment such as LASIK to improve their outcome;
•
Fewer intraoperative measurements. With other premium IOLs, the lens power is fixed and cannot be changed after surgery, requiring doctors to spend considerable time on preoperative and intraoperative measurements to estimate the most suitable lens power to implant and lens position. With our RxSight system, surgeons are not as dependent on preoperative and intraoperative equipment for measurements. Instead, they can focus on the surgical procedure, knowing refractive error will be corrected postoperatively with the LDD, and with the patient’s active involvement;
•
Broad application across different patients’ needs. We offer a single IOL that can address a broad range of patient types and needs, while providing a solution that doctors can trust to improve visual outcomes, eliminating the need for extensive preoperative discussions with patients about which IOL may best fit their lifestyle and visual preferences. Moreover, the superior outcomes and patient-centered approach of the RxSight system helps drive patient referrals and grow premium cataract volumes, which generally produce higher practice revenue and profit margin than conventional procedures; and
•
Economic benefits that drive practice growth. A recent economic impact survey by Haffey & Company of almost 50 practices using the RxSight system revealed that LAL procedures were sourced from all other categories of other IOLs. For example, respondents indicated that approximately 40% of their LAL patients would have otherwise selected a conventional monofocal IOL, which is far less profitable for a practice than a LAL procedure. In addition, based on an average of 9 LALs implanted per month at these practices, doctors observed a payback period of approximately nine months for the LDD, based on the current list purchase price. Following this payback period, practices continue to reap the financial benefit of converting patients to the RxSight system.

Our growth strategies

We are leveraging the tangible and compelling benefits of our RxSight solution to achieve broad adoption of our technology and establish it as the standard of care for premium cataract surgery. Our growth strategies include:

•
Establishing new customers and growing our installed base of LDDs. We believe our technology offers a differentiated value proposition to doctors and patients, providing us an opportunity to grow our share in the premium IOL market and increase the penetration of premium IOLs in the broader cataract surgery market. To grow our installed base, we are focused primarily on converting high-volume premium cataract surgeons to the RxSight system by highlighting its clinical, economic and workflow benefits vs. competing premium IOL technologies. Secondarily, we are focused on the broader pool of cataract surgeons who may implant premium IOLs sparingly or not at all due to suboptimal visual outcomes, persistent side effects and uneven patient satisfaction sometimes associated with non-adjustable premium IOL offerings. Because our RxSight system is designed to overcome these shortcomings, we believe many of these doctors have the potential to be successful RxSight customers. We are also investing in professional education, additional clinical studies and registries that expand our evidence base, facilitating peer-to-peer dialogue and forums and communicating the benefits of our technology through marketing initiatives, tradeshows and podium presentations;
•
Increasing the utilization of our LALs by empowering doctors to grow their practices. We work closely with every new customer to conduct a thorough training and onboarding process, providing a high level of service to help the practice succeed with the RxSight system. This support helps the practice confidently recommend the LAL to an increasing number of patients and, in turn, grow their practice. In a recent RxSight customer survey, 89% of doctors said they thought our RxSight system delivered the highest quality vision, 98% said they would recommend the LAL to others and 75% said they would select it for their own eyes. In addition to personnel support, we also provide practices with marketing materials, such as patient brochures, literature and digital content for website and social media promotions. We also provide ongoing training related to new technology features and developments, as well as education on the patient benefits of our solution;
•
Strategically expanding our commercial organization and marketing activities. Since launching the RxSight system commercially in 2019, we have substantially increased the size and scope of our U.S. commercial organization. While we believe our current commercial organization is well built to reach our focused target of high-volume premium cataract surgeons, we will add highly qualified personnel for time to time, with a strategic mix of sales personnel and clinical specialists, to drive higher levels of awareness and penetration in certain regions. We also expect to accelerate marketing initiatives and professional education, including training on best practices and techniques;
•
Investing in RxSight system enhancements and expanding indications. We continue to enhance our RxSight system to improve the patient and doctor experience, meet evolving customer needs and address the widest possible patient population. Since our initial FDA approval in November 2017 through December 31, 2022, we have received 20 supplemental approvals. Recent enhancements include increasing the range of available LAL powers, modifying the LAL to improve image quality, reducing the margin of residual refractive error, allowing an optional third refractive adjustment, developing new UV glasses with improved aesthetics and usability, and adding a photosensitive anterior layer (ActivShield™) to the LAL to help protect the lens from unwanted UV exposure. We believe these technological advancements help to drive increased adoption of our RxSight system;
•
Scaling our business to achieve cost and production efficiencies. We expect to realize operating leverage through increased scale efficiencies as our commercial operations grow. We have executed a number of design and manufacturing process improvements to streamline both LAL and LDD production, and have developed a lower cost to manufacture LDD, which was approved by the FDA on January 31, 2023. We are also concurrently executing on our strategy to optimize our diverse supply chain and to develop second sources from less expensive suppliers. We anticipate that the combination of these strategies will drive margin improvement in the future when introduced into production and offered for sale; and
•
Growing our commercial operations in international markets. While our current commercial focus is on the large opportunity within the United States, we believe the RxSight system offers compelling benefits for cataract doctors and patients in select international markets. According to the Market Scope 2022 Premium Report, over 70% of the premium IOL procedures in 2022 were outside the United States. Our RxSight system has approval in Mexico and Canada for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. We may selectively pursue commercial expansion outside the United States that accept these approvals in the future, with a priority on markets where we see significant potential growth opportunities. New approvals may also be sought in large cataract markets with more complex regulatory environments such as Asia.

FDA clinical studies

In July 2016, we completed our FDA Phase 3 pivotal randomized clinical study of 600 subjects, designed to evaluate the safety and effectiveness of performing light treatments to correct postoperative spherical and cylindrical refractive error. In this study, 391 subjects had the LAL implanted in one eye and the results were compared at the six-month postoperative visit against 193 subjects with a monofocal control IOL implanted in one eye. The LAL met all primary effectiveness endpoints and was approved by the FDA on November 22, 2017 as the first commercially available adjustable IOL. In the study, 70.1% of LAL subjects achieved monocular uncorrected distance visual acuity of 20/20 or better compared to 36.3% of the eyes implanted with the monofocal control IOL. In addition to being statistically significantly better than the control IOL, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity was the highest reported for any approved intraocular lens and approximately twice what was observed by the two most popular astigmatism-correcting IOLs (38.4% by Alcon’s Acrysof Toric, and 43.6% by J&J’s Tecnis Toric) in similar patient populations in the pivotal studies that led to their approvals by the FDA. Additionally, LAL patients reported a low rate of glare or halo, visual side effects that are frequently reported with premium IOLs.

We are conducting a 500-eye prospective, randomized, controlled multicenter Post Approval Study, which was a requirement of our Premarket Approval (“PMA”) approval. Subjects are randomized in a 2:1 ratio to receive either the LAL or a monofocal IOL. Study subjects will be followed for six months. The results will compare effectiveness and safety of the LAL and monofocal IOL. We anticipate completing enrollment in 2024.

Sales and marketing

We commenced commercial launch of our RxSight system in the United States in 2019 and are initially focused on the estimated 3,000 surgeons that perform 70%-80% of premium cataract surgery procedures. These surgeons are usually part of larger ophthalmology practices with multiple cataract surgeons. They typically have refractive surgery practices offering LASIK and are skilled at selling premium procedures based on delivery of better visual outcomes. Our U.S. commercial organization includes a direct sales team comprised of LDD sales personnel and LAL account managers, as well as clinical specialists and field service engineers and marketing personnel. While we believe we can effectively cover our concentrated target market with our focused commercial organization, we will add highly qualified personnel from time to time, with a strategic mix of sales personnel and clinical specialists, to drive further awareness and penetration among cataract surgeons.

Our commercial efforts are designed to create a “razor and razor blade” business model by building a sizable LDD installed base to drive ongoing growth in LAL procedure volumes. LDD sales personnel are responsible for establishing relationships with doctors and securing new customers. New customer contracts typically include sale of the LDD between approximately $115,000 - $120,000, sale of LALs for approximately $1,000 each and an LAL consignment agreement. Once the LDD is installed, our clinical specialists work closely with the practice’s doctors, technicians and staff members to ensure that they are fully trained, proficient LAL providers. Our LAL account managers oversee this process and engage with practices on an ongoing basis to assist with patient awareness and education programs, development of efficient patient flow processes and other initiatives. To achieve broad awareness of the RxSight system among cataract surgeons, we also conduct various marketing programs, including promotions at industry and society conferences, podium presentations, social media, and educational webinars focused on the differentiated benefits of our RxSight system.

Our RxSight system has received regulatory approval in Mexico and Canada. We recently commenced limited sales activities in Canada through a distribution partner.

Research and development

Our research and development activities are focused on programs that improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and lifecycle management. Since our initial FDA approval in November 2017 through December 31, 2022, we have received approximately 20 supplemental approvals that advance these objectives.

On January 31, 2023, the FDA approved our PMA supplement to our LDD for various modifications that are intended to reduce the cost to manufacture the device. We anticipate that this lower-cost-to-manufacture LDD will also require a submission for approval in countries outside the United States.

Research and development expenses were $26.0 million and $24.5 million for the years ended December 31, 2022 and 2021, respectively.

Manufacturing and supply

We currently manufacture, assemble, test, and ship our LAL and LDD, and various accessory products including a custom injector system for use with our LAL at our campus of four facilities and approximately 121,000 total square feet in Aliso Viejo, California. We have intentionally pursued a vertically integrated manufacturing strategy offering critical advantages, including control over our product quality and rapid product iteration using strong R&D and quality groups. We believe our current manufacturing capacity is sufficient to meet our current expected demand for at least the next 12 months.

We are registered with the FDA as a medical device manufacturer and are licensed by the State of California to manufacture and distribute our medical devices. We are required to manufacture our products in compliance with the FDA’s Quality System Regulation (“QSR”) (21 CFR 820). The FDA enforces the QSR through periodic inspections and may also inspect the facilities of our suppliers. We moved to our current Aliso Viejo, California facilities starting in April 2016, all of which have been registered with the FDA, the State of California, and the European Notified Body (British Standards Institution) for the manufacture and distribution of medical devices.

We have received International Organization for Standardization (“ISO”) 13485:2016 certification for our quality management system. ISO certification generally includes recertification audits every third year, scheduled annual surveillance audits and periodic unannounced audits. We have also received quality system certification to the Medical Device Single Audit Program (“MDSAP”) to cover the jurisdictions of United States, Canada, Brazil, Japan, and Australia from the British Standards Institution. The MDSAP certification follows the ISO 13485:2016 certification schedule. The most recent recertification and surveillance audit was conducted in July 2022.

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

Third-party reimbursement and patient billing

Dual aspect payment model

In the United States, the CMS has determined that the additional refractive correction provided by astigmatism correcting and presbyopia correcting (premium) IOLs is not a covered benefit. As described in two CMS rulings (CMS 05-01 and CMS 1536-R), premium IOLs have both a covered and non-covered aspect, providing the framework for the “dual-aspect payment model.” In effect since 2005, this model means that CMS does not reimburse the physician or the facility for the additional costs associated with a premium IOL, while still covering the cost of the conventional IOL procedure. Instead, the patient selecting a premium IOL is responsible for the additional charges from the physician and from the facility that exceed the regular charges for insertion of a conventional IOL that are submitted to CMS by each of these providers. As of 2017, CMS has recognized the LAL as an astigmatism correcting (premium) IOL, making it eligible for the dual aspect payment model. Most commercial payers mirror the Medicare rulings, but this can vary by payor.

Procedure coding and payment

In the United States, we primarily sell our LAL products to ambulatory surgical centers (“ASCs”) and occasionally to hospitals. These customers in turn bill various third-party payors, such as commercial payors and state and government payors, as well as patients and doctors directly for the services provided to each patient.

Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology, or CPT, codes, which are created and maintained by the American Medical Association, or AMA. For cataract surgery, the most common specific CPT codes are 66984 (Cataract surgery with IOL, on stage) and 66982 (Cataract surgery, complex). The facility fees associated with these codes include payment for a conventional IOL of up to $150. A specific HCPCS code is listed on the CMS claim by the facility to indicate use of premium IOL for tracking purposes only (V2787 or V2788 for astigmatism-correcting or presbyopia-correction function of IOL, respectively). Similarly, the physician includes HCPCS code A9270 (non-covered item or service) on their claim to Medicare (or another third party) to indicate charges for extended care related to the correction of refractive error.

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

As of December 31, 2022, our patent estate is directed to various aspects of our programs and technology, including our LAL and our LDD as well as lens adjustment procedure and other technology. Any U.S. or foreign patents issued or pending would be scheduled to expire on various dates from 2023 and 2041, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, and other governmental fees. Further details on certain segments of our patent portfolio, including our owned and exclusively in-licensed issued patents and patent applications, are included below.

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
•
Our RxSight system accessories: A patent directed to our RxSight system accessories includes, for example, U.S. Pat. No. 10,456,240, which is expected to expire in 2038.

Pursuant to the agreement with QAD, Inc. (“QAD”) dated October 29, 2015 (the “QAD Agreement”), we received a nonexclusive, non-transferable, perpetual license to use certain QAD software at the physical location where we install the software. Under the agreement, we purchase such QAD software through individual orders (“Purchase Orders”), and each

Purchase Order has a respective payment fee and maintenance fee. We use the software licensed under the QAD agreement for inventory, shipping, receiving, sales order, work order, planning and financial transactions for the business. Maintenance for the software is offered by QAD and available for purchase by us on an annual basis, and such purchase was compulsory for the first year of the agreement. After the first year, maintenance purchased under the agreement automatically renews for successive one-year periods unless terminated by us or QAD 60 days prior to the effective date of any renewal term. Further, we grant QAD audit rights to verify our usage of QAD software, and if following such audit our use of the QAD software is in excess of our license, we are obligated to pay to QAD the amounts necessary to become compliant. QAD provides limited warranties to the software and retains all intellectual property ownership rights in the QAD software including any modifications made by us, however we receive a license to use any modifications made by us. Unless earlier terminated, the term of the QAD agreement is perpetual. Both parties have the right to terminate the agreement for convenience by giving the other party 90 days prior written notice and such termination does not affect the license granted. Either party to the agreement may terminate the agreement with notice, if the other materially breaches the agreement, and the breach is not cured within specified time periods. In addition, either party may terminate if the other party is adjudicated bankrupt or an official is appointed to manage its financial affairs. Upon termination for cause, we must immediately discontinue all use of the software.

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

For more information regarding risks related to our intellectual property, please see “Risk Factors-Risks related to Intellectual Property” in Part I, Item 1A of this Annual Report.

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

From a commercial perspective, we believe our primary competitors in the cataract IOL market are alternative premium IOL providers, including Alcon, Johnson & Johnson and Bausch + Lomb. According to Market Scope, the global cataract IOL market is highly concentrated, with these top three players accounting for approximately 78% of the total U.S. premium cataract surgery market and approximately 61% of the global manufacturer market revenue. Our competitors are significantly larger than us with greater financial, marketing, sales and personnel resources, greater brand recognition and longer operating histories. We believe our ability to compete effectively will be dependent on our ability to build the commercial infrastructure necessary to effectively and cost-efficiently drive awareness of the unique value of our RxSight system.

In addition, patients who receive an LAL will be required to wear UV protective glasses until final lock-in which is approximately 4-5 weeks after surgery. They will also be required to return for an additional two to three clinic visits compared to traditional cataract surgery. The additional clinic visits are non-surgical but do require the patient’s eyes to be dilated. Due to these additional requirements, market acceptance of the LAL may be impacted.

The three most popular premium IOLs approved for cataract treatment are PanOptix by Alcon, Vivity by Alcon and Tecnis by Johnson & Johnson. According to the Market Scope 2022 Premium Report Alcon, Johnson & Johnson, Bausch + Lomb are three of the top IOL manufacturers, with an estimated 2022 revenue share of the world-wide premium IOL market of approximately 51%, 25%, and 2% respectively. The PanOptix and Tecnis families of IOLs are available in a monofocal Toric, multifocal Toric and EDOF Toric versions. The PC and Toric versions of these lenses represented over half of all premium multifocal IOLs sold in 2022. The rest of the market is shared between several smaller companies each with under 5% market share. From a technology perspective, we believe the LAL competes with nearly all of the existing IOLs, including conventional, premium astigmatism correcting and premium presbyopia correcting lenses.

Government regulation

Our products and operations are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, (the “FDCA”) and its implementing regulations, as well as other federal, state and local regulatory authorities in the United States, as well as foreign regulatory authorities. The FDA regulates, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance in the United States to assure the safety and effectiveness of medical products for their intended use.

FDA regulation of medical devices

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a PMA application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

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

A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or Class I, or a device that was previously found substantially equivalent through the 510(k) process. A device is considered to be substantially equivalent if, with respect to the predicate device, it has the same intended use, and has either (i) the same technological characteristics; or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes, but not always, required to support substantial equivalence.

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
•
the Medical Device Reporting (“MDR”) regulation, which requires that manufactures report to the FDA if their device may have caused or contributed to a death or serious injury or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;
•
medical device corrections and removal reporting regulations, which require that manufactures report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA Act that may present a risk to health;
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

International medical device premarket authorization process

The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Our products are regulated in the European Union as medical devices per European Union Directive 93/42/EEC, also known as the Medical Device Directive (“MDD”). The MDD sets out the basic regulatory framework for medical devices in the European Union. The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for the CE mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of a one-member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. The CE mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard.

The new European Union Medical Devices Regulation 2017/745, or EU MDR, which was published in May 2017 with a transition period of three years, replaces the MDD and will expand and modify the pre-market and post-market obligations of the MDD. The date of application of the EU MDR has been postponed to May 26, 2024 with implementation dates based off of risk classification of the medical device. Recently, the European Commission proposed legislative amendments, including amendments to extend the transition period to the new rules from May 26, 2024 to December 31, 2027 for higher risk devices and until December 31, 2028 for medium and lower risk devices. The EU MDR will impose additional requirements on clinical evaluation process, safety, classification and performance of medical device products. The EU MDR will have no impact on our current and future products as registrations to the EU MDR are in process and are scheduled for completion prior to the implementation dates. The company has passed the MDR upgrade assessment with no observations and a recommendation for certification by the European Notified Body in December 2021. In addition to inspections by the FDA and other regulatory entities, we are also subject to periodic inspections by applicable European Notified Body with respect to regulatory requirements that apply to medical devices designed and manufactured by us and clinical trials sponsored by us. We are also certified to the Medical Device Single Audit Program (“MDSAP”) for the jurisdictions of the United States, Canada, Japan, Brazil, and Australia which allows for one single audit performed by Notified Body to cover those jurisdictions with respect to quality systems. All registrations and certifications due to Great Britain leaving the European Union (Brexit) and Switzerland ending a joint agreement with the European Union (Swexit) have been done to the timelines as required for these countries and will continue to be performed to the updated timelines as published during these processes.

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
•
Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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

United States health care reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage for the procedures associated with the use of our products or result in lower reimbursement for those procedures. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products. Changes in healthcare policy, including changes in the implementation or the repeal of the ACA in the United States, could increase our costs, decrease our revenue and impact sales of and reimbursement and coverage for our current and future products. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. In particular, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments in November 2020. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures of the Biden administration will impact the ACA and our business. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2031 absent additional congressional action, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Moreover, there recently has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the United States Department of Health and Human Services (“HHS”) affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, or PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Actual or perceived failure to comply with these laws, where applicable, can result in private claims, demands and litigation, regulatory investigations and other proceedings, and the imposition of significant civil and/or criminal penalties and other relief. For example, California enacted the California Consumer Privacy Act, (“CCPA”), which went into effect January 1, 2020. The CCPA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.

Additionally, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). The CPRA, which became effective January 1, 2023 created additional obligations with respect to certain data relating to consumers, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA may increase our compliance costs and potential liability. In addition to the CCPA, numerous other states’ legislatures have passed or are considering similar laws that will require ongoing compliance efforts and investment.

The EU also has laws and regulations dealing with the collection, use and processing of personal data obtained from individuals in the EU, including the EU General Data Protection Regulation, or GDPR. These laws and regulations are often more restrictive than those in the United States and restrict transfers of personal data to the United States unless certain requirements are met. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Further, the United Kingdom’s exit from the EU has created uncertainty with regard to data protection regulation in the United Kingdom. We are subject to the UK General Data Protection Regulation and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law and provides for a penalty structure similar to the GDPR. Because the interpretation and application of laws, regulations, standards and other obligations relating to data privacy and security are still uncertain, it is possible that these laws, regulations, standards and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies. If our practices are not consistent, or are viewed as not consistent, with changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may also become subject to fines, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, lawsuits, loss of export privileges, severe criminal or civil sanction or other penalties.

Employees and human capital

As of December 31, 2022, we had 292 full-time employees. All of our employees are full-time and none of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Facilities

Our corporate headquarters is in Aliso Viejo, California where we lease four facilities housing our headquarters, manufacturing, research and development and administrative offices. The facility leases are for approximately 121,000 square feet in the aggregate. The leases terminate on (a) September 30, 2024, with one option to extend for five years; (b) January 31, 2026, with three options to extend for five years each; (c) March 31, 2023, with two options to extend for five years each; and (d) August 31, 2024, with one option to extend for five years. We believe that our existing facilities are adequate for our near-term needs but expect to need additional space as we grow. We believe that suitable additional or alternative space would be available in the future as required on commercially reasonable terms.

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

Corporate information

We were incorporated in California on March 5, 1997 as Calhoun Vision, Inc. and changed our name to RxSight, Inc. in October 2016. We reincorporated in Delaware on July 6, 2021.We maintain a website at www.rxsight.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

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
•
We have a history of net operating losses, and we expect to continue to incur losses in the future. If we ever achieve profitability, we may not be able to sustain it.
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
•
Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

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

We were incorporated in March 1997 and began commercializing our products in the second half of 2019, when we initiated a full launch of our LAL and LDD. Accordingly, our limited commercialization experience and limited number of approved or cleared products make it difficult to evaluate our current business and assess our prospects. We also currently have limited sales and marketing experience. If we are unable to establish or scale effective sales and marketing capabilities, or if we are unable to commercialize any of our products, we may not be able to generate sufficient product revenue, sustain revenue growth and compete effectively. In order to generate future growth, we plan to continue to expand and leverage our sales and marketing infrastructure to increase our customer base and grow our business.

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

We have a history of net losses, and we expect to continue to incur losses in the future. If we ever achieve profitability, we may not be able to sustain it.

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $63.3 million and $52.8 million for the years ended December 31, 2022 and 2021, respectively. As a result of these losses, as of December 31, 2022, we had an accumulated deficit of $546.0 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the costs associated with being a public company.

The net losses that we incur may fluctuate from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

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

Because of these and other factors, we expect to continue to incur net losses and negative cash flows from operations in the future. Our future liquidity and capital funding requirements will depend on numerous factors, including:

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

Moreover, in the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to products or technologies we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the conflicts in Eastern Europe, and otherwise.

As of December 31, 2022 and 2021, we had $105.8 million and $159.3 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this Annual Report on Form 10-K, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC (though we may opportunistically access our ATM facility under advantageous circumstances), we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide economic and financial environment, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Deterioration in the economic conditions globally resulting in instability in global financial markets, including the following, may pose a risk to our business: inflation and rising interest rates, large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets’ jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, instability in the capital markets and the COVID-19 pandemic.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide and have a material adverse effect on our business, financial conditions, results of operations and prospects.

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

Our amended term loan (the “Amended Term Loan”), also referred to as our credit facility, with Oxford Finance, provides for a $60.0 million term-loan facility scheduled to mature on February 1, 2027, of which $40.0 million was fully funded as of May 3, 2022, from the original term loan. Subject to the terms and conditions of the Amended Term Loan, we may borrow up to $10.0 million during the second quarter of 2023 and up to another $10.0 million in the third quarter of 2023.

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
•
the results of clinical studies and trials relating to our RxSight system;
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

Our success will depend, in part, on the acceptance of our RxSight system as safe, effective and, with respect to doctors, cost-effective. We cannot predict how quickly, if at all, patients, doctors, or payors will accept our RxSight system or, if accepted, how frequently it will be used. Our RxSight system and planned or future products we may develop or market may never gain broad market acceptance for some or all of our targeted indications. Patients and doctors must believe that our products offer benefits over alternative treatment methods. To date, a substantial majority of our product sales and revenue have been derived from a limited number of customers who have adopted our RxSight system. Our future growth and profitability largely depend on our ability to increase doctors’ awareness of our RxSight system and our products and on the willingness of patients and doctors to adopt them. These parties may not adopt our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products are safe, effective and, with respect to providers, cost-effective, on a stand-alone basis and relative to competitors’ products. Patients and doctors must believe that our products offer benefits over alternative treatment methods. Even if we are able to raise awareness, doctors tend to be slow in changing their medical treatment practices and may be hesitant to select our products for recommendation to their patients for a variety of reasons, including:

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

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with manufacturers and distributors of premium and conventional IOLs. Our most significant competitors in the IOL field include Alcon, Johnson & Johnson Vision and Bausch + Lomb. Many of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. Therefore, they can spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have a single product or a limited range of products. In addition, patients who receive an LAL will be required to wear UV protective glasses until final lock-in which is approximately four to five weeks after surgery. They will also be required to return for an additional two to three clinic visits compared to traditional monofocal cataract surgery. The additional clinic visits are non-surgical but do require the patient’s eyes to be dilated. Due to these additional requirements, market acceptance of the LAL may be impacted. We believe the principal competitive factors in our markets include:

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

We currently maintain our research and development, manufacturing and administrative operations in Aliso Viejo, California, and we do not have redundant facilities. We operate in four separate facilities, designated as a single manufacturing facility, and should any one of these facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires (both of which are prevalent in California) or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. A major interruption in the manufacturing operations at this facility would materially impact our ability to operate. Because of the time required to authorize manufacturing in a new facility under federal, state and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity. While we maintain property and business interruption insurance, such insurance has limits and would not cover all damages, including losses caused by earthquakes or losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our research, development and manufacturing activities if our facilities become inoperable, combined with our limited inventory of materials and components and manufactured products, may cause doctors to discontinue using our products or harm our reputation, and we may be unable to re-establish relationships with such doctors in the future. Consequently, a catastrophic event at our current facility or any future facilities could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the current leases on our four facilities expire, respectively, on (i) September 30, 2024, with one option to extend for five years; (ii) January 31, 2026, with three options to extend for five years each; (iii) March 31, 2023 with two options to extend for five years each, and (iv) August 31, 2024, with one option to extend for five years. We may be unable to renew our leases or find a new facility on commercially reasonable terms, or at all. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by any such move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

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

Furthermore, the overall amount of reimbursement available for products and procedures intended to treat cataract and refractive conditions of the eye could remain at current levels or decrease in the future. Failure by doctors to obtain and maintain coverage and adequate reimbursement as well as patient charges for the procedures performed using our products would materially adversely affect our business, financial condition and results of operations.

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
•
potential liability under the FCPA or comparable foreign regulations;
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

States regulate the practice of optometry, including the types of procedures optometrists are authorized to perform in each state. To the extent states change or narrow the scope of the practice of optometry or their interpretation of the scope of optometry with respect to those who are qualified to perform LDD procedures involving our RxSight system, such state regulation or policy can have a material impact on which doctors may use our RxSight system, our customer base and market share, and the adoption of our RxSight system. Additionally, payor restrictions on the coverage and/or reimbursement levels for procedures using our RxSight system can negatively impact the adoption of our products and the pricing of our products, which can have a material impact on our profitability. Changes to medical or professional malpractice insurance coverage policies for doctors who perform procedures using our products, including refusal to cover malpractice liability insurance related to the use of our products can have a material impact on the adoption of our products and our business operations. We can provide no assurance on the impact of current and future federal and state legislative, executive, and administrative actions, including measures implemented by state boards of examiners in optometry, as well as policies of malpractice insurance carriers and payors on us, our business operations, and the business of our customers. The implementation of cost containment measures or other policy and regulatory changes may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

As of December 31, 2022, we had federal net operating loss carryforwards (“NOLs”) of approximately $300.4 million, which will begin to expire in various years ranging from 2023 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in our stock ownership. Our ability to utilize those NOLs could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

No earlier than June 1, 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. RxSight will consider its options on a case-by-case basis regarding UPC and will coordinate with foreign counsel in a timely manner.

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

Before a new medical device, or a new intended use for an existing product, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to Section 510(k) of the FDCA, or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies.

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

The RxSight system is approved for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error, including for -2.0 to + 2.0 diopters of sphere and -3.0 to -0.50 diopters of cylinder and by changing lens curvature to introduce controlled amounts of spherical aberration (+/- 1 micron) and center near add (up to 2.0 diopters) which is also registered with the MHRA in the United Kingdom, in Canada and in Mexico. Obtaining additional foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements in jurisdictions where we conduct business currently or in the future, such as requirements under the EU MDR, could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals or clearances, our target market will be reduced and our ability to realize the full market potential of our current and future products will be harmed.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and accordingly, our financial operations. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not harm our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy and data protection laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Additionally, in the United States, California adopted CCPA in January 2020, which requires certain companies that process information of California consumers to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to exercise certain rights with respect to their personal information and opt out of certain sales of personal information, in addition to severely limiting our ability to use their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. It remains unclear how various provisions of the CCPA will be interpreted and enforced. Furthermore, in November 2020, California voters passed the CPRA, which became effective January 1, 2023. The CPRA imposes additional obligations on covered companies and significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. Other states have passed, or plan to pass, data privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach (and, in some cases, to regulators). The effects of the CCPA, CPRA and other such privacy laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, we are subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the GDPR, which was adopted by the EU and became effective in May 2018, applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data.

The GDPR provides that EU member states may make their own laws and regulations limiting the (i) processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and (ii) profiling and automated individual decision-making of individuals, which could limit our ability to use and share personal data or other data and could cause our costs to increase, harming our business and financial condition. Non-compliance with GDPR is subject to significant penalties, including fines of up to €20 million or 4% of total worldwide revenue, whichever is greater. Interpretations of the GDPR by local data protection authorities in EU member states, along with the complexity of the regime itself, create uncertainty regarding the interpretation and enforcement of the law, with potential inconsistencies across EU member states. Other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws. Further, the United Kingdom’s decision to leave the European Union has created uncertainty with regard to data protection regulation in the United Kingdom. We are subject to the UK General Data Protection Regulation and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law and provides for a penalty structure similar to the GDPR. These recent developments have required us to review and modify the legal means by which we process personal data and may require us to make other modifications. The implementation and enforcement of the GDPR and other evolving legislation may subject us to enforcement risk and requirements to change certain of our data collection, processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, and staffing shortages, may also slow the time necessary for new medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies such as the FDA had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace or may be unable to complete required inspections during the review period, which can delay clinical development and result in a complete response letter. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our global operations can expose us to numerous and sometimes conflicting legal and regulatory requirements, including to anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Bribery Act, and violation of these requirements could result in substantial penalties and prosecution and harm our business.

We have commercialized the RxSight system outside of the United States and each component is registered with the MHRA in the United Kingdom. We are subject to numerous, and sometimes conflicting, legal regimes in the countries in which we operate, including on matters as diverse as health and safety standards, marketing and promotional activities, anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and labor relations. This includes in emerging markets where legal systems may be less familiar to us. We strive to abide by and maintain compliance with these laws and regulations. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our customers or distributors that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

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

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, since the start of the COVID-19 pandemic and resultant supply chain constraints, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, and COVID related shutdowns again in China and the more recently the military conflict in Ukraine, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. On January 31, 2023, the FDA approved our premarket approval supplement to our lower cost LDD for various modifications that are intended to reduce the cost to manufacture the device. However, we have deferred the introduction of our lower cost-to-manufacture LDD to the market until the second half of 2023, as it is less difficult to procure components and subcomponents for our existing LDD than the lower cost-to-manufacture LDD. Currently, we are procuring materials for both LDD's, which have the same functionality. Management’s expectation is that our gross margin will be impacted by the decision to continue to produce both LDD's, which it is necessary to mitigate potential supply chain issues. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through March 1, 2023, our common stock has traded at a low of $8.80 and a high of $19.67 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, these factors include:

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
•
general economic, industry and market conditions, including global and national events, such as the conflicts in Eastern Europe, and general economic downturns; and
•
the impact of the COVID-19 pandemic.

The realization of any of the above risks or any of a broad range of other risks, including those described in this Part I, Item1A, “Risk Factors,” could have a dramatic and adverse impact on the market price of our common stock.

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

As of December 31, 2022, we had 28,268,389 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

On July 30, 2021, we filed a registration statement on Form S-8 under the Securities Act registering the issuance of 7,473,839 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans.

On March 8, 2022, we filed an additional registration statement on Form S-8 under the Securities Act registering the offer and sale of 1,094,670 additional shares of common stock under our 2021 Equity Incentive Plan (the “2021 Plan”) and 273,667 additional shares of common stock under our 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Shares registered under the registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The number of shares registered represent the annual increase commencing on the first day of each fiscal year beginning with the 2022 fiscal year calculated as 4% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year under our 2021 Plan and 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year under our 2021 ESPP. We anticipate filing additional Form S-8 registration statements for future annual increases under our equity plans.

On August 8, 2022, we filed a $200.0 million shelf registration statement which became effective on August 12, 2022. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $200.0 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. Included in the $200.0 million shelf registration statement, we also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of our common stock through an “at-the-market” (“ATM”) offering. The shares are being offered through BofA Securities, Inc. as sales agent. As of the date of this Annual Report on Form 10-K, a total of 1,355,216 shares of common stock, for total net proceeds of $17.1 million, have been issued and sold through the ATM offering, of which 879,341 shares of common stock, for net proceeds of $11.1 million, were sold in January 2023.

On February 7, 2023, we entered into an underwriting agreement with BofA Securities, Inc., which we agreed to issue and sell 4,000,000 shares of our common stock in a public offering (“Public Offering”), pursuant to our shelf registration statement, which was declared effective on August 12, 2022. The shares of common stock were sold at a price to the public of $12.50 per share. Under the terms of the underwriting agreement, we also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 600,000 shares of common stock on the same terms and conditions. The Public Offering closed on February 10, 2023. The underwriter's option was exercised in full on February 10, 2023 and closed on February 14, 2023.

Further, concurrent with the filing of this Form 10-K, we will file on Form S-8 under the Securities Act to register the issuance of 1,130,735 shares of common stock subject to options or other equity awards issued for future issuance under the 2021 Plan. The number of shares to be registered represent the annual increase commencing on the first day of each fiscal year beginning with the 2022 fiscal year calculated as 4% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year under our 2021 Plan.

Since the offering price for our shares of common stock through the ATM and Public Offering is substantially higher than the net tangible book value per share of common stock outstanding prior to these offerings, stockholders suffered immediate and substantial dilution in the net tangible book value of the shares of common stock. If additional shares are sold through the ATM offering, shareholders will experience additional dilution.

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

As of December 31, 2022 our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 48% of our voting common stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering (i.e. December 31, 2026); (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm if we are an accelerated filer or large accelerated filer. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a claim of breach of fiduciary duty;
•
any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our bylaws; and
•
any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended against any person in connection with any offering of the Company’s securities, including but not limited to any auditor, underwriter, expert, control person, or other defendant. This federal forum provision may limit a stockholder’s ability to bring a Securities Act claim in a judicial forum that the stockholder finds favorable, which may discourage lawsuits against us and our directors, officers and other employees. Any person purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. While the Delaware Supreme Court has held such provisions to be facially valid as a matter of Delaware law and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions. If a court were to find this federal forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business.

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

The Tax Act enacted many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. As an example, beginning in 2022, the Tax Act eliminates the option to immediately deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which may impact our effective tax rate and our cash tax liability in 2022 or in future years. Regulatory or legislative developments may arise from the proposed U.S. tax reform under the Biden Administration, which has proposed several changes to the corporate income tax regime, which, if adopted, could result in increased taxation of our business operations. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. We will also continue to monitor and assess the impact of international tax reform, including but not limited to the 15% global minimal tax proposed by the Organisation for Economic Co-operation and Development. Finally, the Inflation Reduction Act of 2022 (the “IRA”), will become effective beginning in fiscal year 2024. We do not currently expect that the IRA will have a material impact on our income tax liability.

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

Our computer systems, as well as those of our contractors and consultants, are vulnerable to damage from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of the commercialization of our RxSight system and our future products. For example, the loss, corruption, or unavailability of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any disruption or security breach or incident resulting in, or believed or perceived to have reported in, the loss or unavailability of or damage to our data or applications, or inappropriate disclosure or other processing of personal, confidential or proprietary information, could cause us to incur liability and cause the commercialization of our RxSight system and the further development of our current and future products to be delayed.

The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to technical vulnerabilities, employee error, malfeasance or other disruptions. Although, to our knowledge, we have not experienced such material security breach to date , any security breach or security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, stolen, or otherwise processed without authorization. Any such actual or perceived access, disclosure or other security breach or incident, loss, or unauthorized processing of information (whether affecting us or one of our third-party service providers) could result in legal claims and proceedings, regulatory investigations, and other proceedings and liability under laws that protect the privacy of personal information, significant regulatory penalties or other fines or remedies, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to commercialize our products and conduct clinical trials, which could adversely affect our reputation and delay the commercialization of our RxSight system and clinical development of our current and future products.

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

Global economic, political and market conditions, including those related to the COVID-19 pandemic, conflicts in Eastern Europe, and general economic downturns, may negatively impact our business. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in their purchases and also in our receivable collections, and additional allowances may be required, which could adversely affect our business, financial condition and results of operations. Adverse worldwide economic conditions may also adversely impact our suppliers’ ability to provide us with materials and components, which could have a material adverse effect on our business, financial condition and results of operations.

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

Stockholders

As of February 15, 2023, there were approximately 221 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. Our Amended Term Loan restricts our ability to pay dividends. In addition, future debt instruments we issue may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors our Board of Directors deems relevant.

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

Overview

We are a commercial-stage medical technology company dedicated to providing high quality customized vision to patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens® (“LAL”®), RxSight Light Delivery Device (“LDD”™) and accessories. Our LAL is a premium intraocular lens (“IOL”) made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet (“UV”) light generated by our LDD.

We designed our RxSight system to address the shortcomings of competitive premium IOL technologies and provide a solution that doctors can trust to improve visual outcomes and achieve high levels of patient satisfaction. Competitive premium IOLs require patients to specify their visual priorities before surgery and be willing to accept various optical trade-offs associated with those choices. Once a patient has selected a competitive premium IOL, the surgeon must rely on a series of preoperative diagnostic tests and predictive formulae to choose the appropriate lens power. If the doctor’s prediction isn’t exact, the patient may experience suboptimal results that could necessitate a subsequent corneal refractive procedure or certain other compromises in order to reach vision targets.

In contrast, with the RxSight system, the surgeon implants the LAL during a standard cataract procedure, determines refractive error with patient input several weeks following surgery and then uses the LDD to modify the LAL with the precise visual correction needed to achieve the patient’s desired vision outcomes. We believe our RxSight system provides doctors and patients increased confidence and peace of mind by eliminating the high-stakes preoperative guesswork common to competitive premium IOLs and allowing patients to iterate their final vision characteristics with customized post-surgical adjustments.

We compete in the IOL market in the U.S. The LAL is a premium IOL which is partially reimbursable under Medicare, and in some cases by private payors. Premium IOLs are sold at a higher price point than conventional IOLs, as they provide refractive correction of vision unlike a conventional IOL that only replaces the natural lens with a clear lens (which is the standard for Medicare reimbursement). Our RxSight system is approved in Mexico and Canada for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. We may selectively pursue commercial expansion in these or other geographies that accept these approvals in the future, with a priority on markets where we see significant potential opportunity. New approvals may also be sought in large cataract markets with more complex regulatory processes such as Asia.

We are a Delaware corporation headquartered in Aliso Viejo, California with one wholly owned subsidiary located in Amsterdam, Netherlands. The wholly owned subsidiary has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany.

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our United States commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 3,000 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of December 31, 2022, we had established an installed base of 400 LDDs in ophthalmology practices and, since our inception though December 31, 2022, surgeons have implanted over 42,000 LALs.

We believe this business model provides an attractive and concentrated market opportunity addressable with a focused sales force. We intend to continue to make significant investments in our sales and marketing organization. We believe selectively increasing the number of sales representatives, practice development personnel and clinical trainers will help facilitate further adoption of our products among existing customer accounts as well as broaden awareness of our products to new accounts. We plan to grow our business primarily by expanding the size of our LDD installed base and driving increased utilization of our LAL through heightened awareness of the superior clinical outcomes our RxSight system provides patients. To continue to strengthen our competitive position in the premium IOL market, our research and development activities are focused primarily on programs that improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and lifecycle management.

Our near-term research and development activities are focused on enhancements to the RxSight system to improve the patient and doctor experience, expand the range of patients that can be treated, as well as expand the RxSight system indications and drive adoption. We believe that over time, our adjustable lens solution can be used to address a broad range of cataract surgery patients, including those that would otherwise elect for a conventional cataract procedure today. Additional development and clinical studies that are designed to provide clinical evidence of the safety and effectiveness of our existing and future generations of products are also anticipated. Finally, we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities.

We intend to continue to make investments in our sales and marketing organization, primarily sales representatives, clinical applications specialists and technical service personnel to support new customers and upgrades and LAL account managers to facilitate adoption of use of our LALs among existing accounts. We will expand our marketing efforts with additional print and digital, social media and other customer tools to expand their local advertising. We will also continue to make significant investments in research and development and clinical expenses to make enhancements in our current products. As a public company, we will incur costs that we have not previously incurred or have previously incurred at lower rates, including increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees, fees to members of our Board of Directors and expenses for compliance with public-company reporting requirements. Because of these and other factors, we expect to continue to incur net losses and negative cash flows from operations in the future.

We believe that our existing cash and cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure and meet our term loan covenant requirements for at least the next 12 months from the date of filing of this Annual Report on Form 10-K. Although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may be required to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities or by entering into partnerships or a combination of one or more of these funding sources in order to meet our liquidity requirements. We may also opportunistically access our at-the-market (“ATM”) facility under advantageous circumstances. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

Supply chain constraints, inflation and COVID-19 pandemic

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, since the start of the COVID-19 pandemic and resultant supply chain constraints, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, and COVID related shutdowns again in China and the more recently the military conflict in Ukraine, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. On January 31, 2023, the FDA approved our premarket approval supplement to our lower cost LDD for various modifications that are intended to reduce the cost to manufacture the device. However, we have deferred the introduction of our lower cost-to-manufacture LDD to the market until the second half of 2023, as it is less difficult to procure components and subcomponents for our existing LDD than the lower cost-to-manufacture LDD. Currently, we are procuring materials for both LDD's, which have the same functionality. Management’s expectation is that our gross margin will be impacted by the decision to continue to produce both LDD's, which it is necessary to mitigate potential supply chain issues. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

Uncertain macroeconomic conditions including recent inflationary pressures and the rise in interest rates have created significant uncertainty in the U.S. economy and capital markets, which is expected to continue in 2023 and beyond and could negatively impact our financial results and liquidity.

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

	2022					2021
	Q1	Q2		Q3	Q4	Q1	Q2	Q3	Q4
LDDs Sold	40	49		49	57	13	25	31	45
Installed Base at End of Period	246	294	*	343	400	105	130	161	206

* Reduced by one LDD taken out of installed base in Q2 2022.

We believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system.

	2022				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
LALs Sold	4,166	5,400	6,595	9,123	1,567	1,825	1,977	2,959

During 2022, we had increased LDD sales of 81 and increased LAL sales of 16,956 when compared to 2021 from strong adoption of our RxSight system by practices and doctors combined with an increased LDD installed base.

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

For the year ended December 31, 2022 and 2021, contract liabilities from service agreements with customers consisted of the following:

	Year Ended December 31,
	2022	2021

Balance at beginning of period	$540	$345
Additions during the period	2,052	793
Revenue recognized during the period	(1,405)	(598)
Balance at end of period	$1,187	$540

For the year ended December 31, 2022 and 2021 we had no customers who individually accounted for more than 10% of revenue.

Cost of sales

Cost of sales consists of materials, labor and manufacturing overhead internally to produce the Company’s products as well as the cost of shipping and handling. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management and stock-based compensation. Cost of sales also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalty and license fee expense. Shipping costs billed to customers are included in sales. We expect cost of sales to increase in absolute dollars as our revenue grows and more of our products are sold.

We calculate gross margin as gross profit/(loss) divided by sales. Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. Our gross margin could fluctuate from quarter to quarter as we introduce new products, and as we adopt new manufacturing processes and technologies.

Our LDD, as is typical of many medical device capital equipment products, has a low gross margin, as the material cost of the LDD is significant, representing greater than 50% of the total cost to manufacture. In addition, we do not mark up our LDD substantially, as LDDs, as sold, generate LAL procedures. Our LAL gross margin is higher, with low material cost but high fixed overhead costs. As our manufacturing volume of the LAL increases, we expect the gross margin may improve significantly.

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

Research and development expenses

Research and development expenses consist of expenses incurred in performing research and development and engineering activities for new products and technology, clinical studies and regulatory submissions and compliance. The expenses include personnel-related expenses, including wages, incentive bonuses, stock-based compensation and benefits, costs incurred at clinical trial sites, regulatory and manufacturing engineering costs, including those related to various laboratory and research equipment and supplies, expense of pre-approved inventory utilized for clinical trial and research purposes, costs incurred in the development of manufacturing processes in excess of capitalizable value, fees paid to consultants and contract clinical organizations and direct FDA related costs and costs related to FDA premarket approval submission preparation. Research and development expenses are expensed as incurred. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trials and registries and other related activities.

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

Comprehensive Loss

All components of comprehensive loss, including net loss, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments and foreign currency translation adjustments.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the dollar increase or decrease and percentage change in those items:

	Year-Ended December 31,		Change
(in thousands, except percentages)	2022	2021	($)	(%)
Sales	$49,005	$22,593	$26,412	116.9%
Cost of sales	27,677	18,076	9,601	53.1
Gross profit	$21,328	$4,517	$16,811	372.2%
Operating expenses:
Selling, general and administrative	58,665	32,805	25,860	78.8
Research and development	25,981	24,499	1,482	6.0
Total operating expenses	84,646	57,304	27,342	47.7
Loss from operations	$(63,318)	$(52,787)	$(10,531)	19.9%
Other income (expense), net:
Change in fair value of warrants	—	2,717	(2,717)	(100.0)
Expiration of warrant	—	5,018	(5,018)	(100.0)
Interest expense	(4,946)	(3,682)	(1,264)	34.3
Interest and other income	1,517	54	1,463	2,725.4
Total other (expense) income , net:	(3,429)	4,107	(7,536)	(183.5)%
Loss before income taxes	(66,747)	(48,680)	(18,067)	37.1
Income tax expense	9	8	1	19.1
Net loss	$(66,756)	$(48,688)	$(18,068)	37.1%
Other comprehensive loss
Unrealized loss on short-term investments	(66)	(7)	(59)	829.9
Foreign currency translation loss	(9)	(10)	1	(5.3)
Total other comprehensive loss	(75)	(17)	(58)	347.5
Comprehensive loss	$(66,831)	$(48,705)	$(18,126)	37.2%

Sales

Sales increased by $26.4 million, or 116.9%, to $49.0 million for the year ended December 31, 2022 from $22.6 million for the year ended December 31, 2021. The increase in sales was due to sales in 2022 of 81 more LDDs and 16,956 more LALs as compared to 2021, from the growth in our installed base of LDDs and increased adoption of our LAL by doctors and patients.

Cost of sales

Cost of sales increased by $9.6 million, or 53.1%, to $27.7 million for the year ended December 31, 2022 from $18.1 million for the year ended December 31, 2021, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 43.5% in the year ended December 31, 2022 from 20.0% in 2021 due to the increased revenue from higher margin LALs from 34% of sales in 2021 to 56% of sales in 2022 and by the recording of a $2.4 million reserve primarily for excess LAL inventory as a result of the introduction of an updated LAL with ActivShield technology for the year ended December 31, 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $25.9 million, or 78.8%, to $58.7 million for the year ended December 31, 2022, from $32.8 million for the year ended December 31, 2021. This increase was primarily attributable to an increase in selling and marketing personnel costs of $15.1 million due mainly to additional headcount, $2.4 million in post market study costs as well as increased travel costs of $2.3 million, due to increased LDD sales, and increased trade show costs of $1.1 million when compared to the year ended December 31, 2021. General and administrative expenses increased by $4.9 million primarily due to an additional $3.6 million from increased personnel costs and increased stock-based compensation as well as $1.7 million of increased costs related to operating as a public company.

Research and development expenses

Research and development expenses increased by $1.5 million to $26.0 million for the year ended December 31, 2022 from $24.5 million for the year ended December 31, 2021, an increase of 6.0%. This increase was primarily attributable to $1.9 million in increased clinical study costs and $0.9 million in increased personnel costs which were partially offset by $1.2 million reduced material costs.

Other income (expense)

Other income, net, decreased by $7.5 million to expense of $3.4 million for the year ended December 31, 2022 from income of $4.1 million for the year ended December 31, 2021, due primarily to a favorable change in fair value of warrant liabilities of $2.7 million, gain on expiration of warrant of $5.0 million for the year ended December 31, 2021 and increased interest expense of $1.3 million in 2022, primarily due to rising interest rates on our amended term loan. The increase in other expense was partially offset by an increase in interest income of $1.5 million in 2022 from higher interest rates on our short-term investments.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of December 31, 2022, we had cash and cash equivalents of $105.8 million, short-term investments of $94.0 million, long-term debt of $40.2 million and accumulated deficit of $546.0 million. For the years ended December 31, 2022 and 2021, our net losses from operations were $63.3 and $52.8 million, respectively. We generated sales of $49.0 million and had a net loss of $66.8 million for the year ended December 31, 2022, compared to sales of $22.6 million and net income of $48.7 million for the year ended December 31, 2021.

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

Term Loan

On May 3, 2022, we entered into a Second Amendment to the Term Loan (as amended through the Second Amendment, (the “Amended Term Loan”). The Amended Term Loan increased the loan and security agreement to $60.0 million, of which $40.0 million was fully funded as of May 3, 2022 from the original term loan. Under the Amended Term Loan, we may borrow an additional amount of up to $10.0 million through June 30, 2023, upon satisfaction of the applicable drawdown conditions and achievement of sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending March 31, 2023. Subject to the terms and conditions of the Amended Term Loan, we may also borrow an additional amount of up to $10.0 million through September 30, 2023, upon satisfaction of the applicable drawdown conditions and achievement of sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending June 30, 2023. The Amended Term Loan bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 1-Month Term Secured Overnight Financing Rate (“SOFR”) (or, if greater, 0.16%) plus an applicable margin of 9.09%. If there is an event of default under the Amended Term Loan additional interest of 5% applies. The Amended Term Loan extends the maturity date of the loan and security agreement, which was due to expire on October 1, 2025, to February 1, 2027. The Company refers to its $60.0 million Amended Term Loan as its credit facility. See Note 8 - Term Loan in the Notes to the consolidated financial statements included in this annual report.

Standby letter of credit

We also have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.3 million as of December 31, 2022 and 2021, respectively.

Shelf Registration Statement

On August 8, 2022, we filed a $200.0 million shelf registration statement which became effective on August 12, 2022. The shelf registration is effective for three years and permits us to sell, from time to time, up to $200.0 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement was intended to provide us with flexibility to access additional capital when market conditions are appropriate. Included in the $200.0 million shelf registration statement, we also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of our common stock through an ATM offering. The ATM shares were offered through BofA Securities, Inc. as sales agent. As of the date of this Annual Report on Form 10-K, a total of 1,355,216 shares of common stock, for total net proceeds of $17.1 million, have been issued and sold through the ATM offering, of which 879,341 shares of common stock, for net proceeds of $11.1 million, were sold in January 2023.

On February 7, 2023, we entered into an underwriting agreement with BofA Securities, Inc., which the we agreed to issue and sell 4,000,000 shares of our common stock in a Public Offering, pursuant to our shelf registration statement, which was declared effective on August 12, 2022. The shares of common stock were sold at a price to the public of $12.50 per share. Under the terms of the underwriting agreement, we also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 600,000 shares of common stock on the same terms and conditions. The Public Offering closed on February 10, 2023. The underwriters' option was exercised in full on February 10, 2023 and closed on February 14, 2023. We received net proceeds of approximately $53.7 million from the Public Offering, after deducting underwriters' discounts and commissions of $3.5 million and offering expenses of $0.3 million.

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
•
the impact of the COVID-19 pandemic.

In January 2023, we sold 879,341 common shares through the ATM offering for $11.1 million in net proceeds after deducting underwriting discounts and commissions. In addition, in February of 2023 we sold 4,600,000 common shares in a Public Offering and received net proceeds of approximately $53.7 million, after deducting underwriters' discounts and commissions of $3.5 million and offering expenses of $0.3 million.

We expect that our current cash, cash equivalents and short-term investments and additional capital raised, through the date of filing of this Form 10-K will be sufficient to fund our operations for at least the next 12 months. Although, based on our current planned operations, we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may be required to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities or by entering into partnerships or a combination of one or more of these funding sources in order to meet our liquidity requirements. We may also opportunistically access our (“ATM”) facility under advantageous circumstances.

See Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K for additional risks associated with our substantial capital requirements and Note 12 - Leases and Note 15 - Subsequent Events in the Notes to Consolidated Financial Statements included in Part II - Item 8 in this Annual Report on Form 10-K for additional information.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	For the Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(58,850)	$(44,708)
Investing activities	39,950	(81,907)
Financing activities	6,332	137,342
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(9)	(10)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,577)	$10,717

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $58.8 million, consisting primarily of a net loss of $66.8 million, a change in operating assets and liabilities of $7.4 million, partially offset by non-cash stock-based compensation of $11.4 million, and depreciation and amortization of $3.9 million.

Net cash used in operating activities for the year ended December 31, 2021 was $44.7 million, consisting primarily of loss from operations of $48.7 million, a non-cash gain on expiration of an unexercised warrant of $5.0 million, an increase in operating assets and liabilities of $2.7 million, offset by non-cash stock-based compensation of $7.6 million, depreciation and amortization of $4.0 million and the provision for obsolete and excess inventory of $2.4 million.

Cash provided by (used in) investing activities

Net cash provided by investing activities for the year ended December 31, 2022 was $40.0 million, consisting of net maturity of short-term investments of $42.3 million and purchases of property and equipment of $2.4 million.

Net cash used in investing activities for the year ended December 31, 2021 was $81.9 million, consisting of net purchases of short-term investments of $160.0 million and purchases of property and equipment of $1.9 million which were partially offset by maturities of short-term investments of $80.0 million.

Cash from financing activities

Net cash from financing activities for the year ended December 31, 2022 was $6.3 million, consisting primarily of net proceeds from our at-the-market offering of $6.0 million and proceeds from stock options exercised and issuance of common stock under the employee stock purchase plan of $1.8 million which were partially offset by payments of employee taxes of $0.6 million and payments for offering costs of $0.6 million in connection with the filing of our shelf registration statement.

Net cash from financing activities for the year ended December 31, 2021 was $137.3 million, consisting primarily of net proceeds from the IPO of $119.6 million, a draw on the Company’s term loan of $15.0 million and proceeds from stock options exercised of $1.6 million.

Critical accounting policies, significant judgments and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, which requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP, that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to the financial position and results of operations.

While our significant accounting policies are described in more detail in the “Summary of Accounting Polices” in Note 2 in the Notes to Consolidated Financial Statements included in Part II - Item 8 in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

LALs are held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the year ended December 31, 2022 and 2021, credits related to returns and rebates on list prices were not significant.

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

Emerging growth company and smaller reporting company status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have chosen to irrevocably “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering (i.e. December 31, 2026); (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RxSight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RxSight, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable common stock, stock options, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

March 6, 2023

RxSIGHT, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$11,834	$24,361
Short-term investments	93,968	134,971
Accounts receivable, net	10,956	4,862
Inventories	14,835	8,032
Prepaid and other current assets	2,962	4,069
Total current assets	134,555	176,295
Property and equipment, net	10,138	11,217
Operating leases right-of-use assets	3,943	4,284
Restricted cash	761	811
Other assets	767	114
Total assets	$150,164	$192,721
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,595	$1,689
Accrued expenses and other current liabilities	12,672	7,859
Lease liabilities	1,970	1,529
Total current liabilities	17,237	11,077
Long-term lease liabilities	2,856	3,642
Term loan, net	40,169	39,760
Total liabilities	60,262	54,479
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 28,268,389 shares issued and outstanding as of December 31, 2022 and 27,366,746 shares issued and outstanding as of December 31, 2021	28	27
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	636,001	617,511
Accumulated other comprehensive loss	(95)	(20)
Accumulated deficit	(546,032)	(479,276)
Total stockholders' equity	89,902	138,242
Total liabilities and stockholders' equity	$150,164	$192,721

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Sales	$49,005	$22,593
Cost of sales	27,677	18,076
Gross profit	21,328	4,517
Operating expenses:
Selling, general and administrative	58,665	32,805
Research and development	25,981	24,499
Total operating expenses	84,646	57,304
Loss from operations	(63,318)	(52,787)
Other income (expense), net:
Change in fair value of warrants	—	2,717
Expiration of warrant	—	5,018
Interest expense	(4,946)	(3,682)
Interest and other income	1,517	54
Loss before income taxes	(66,747)	(48,680)
Income tax expense	9	8
Net loss	$(66,756)	$(48,688)

Other comprehensive loss
Unrealized loss on short-term investments	(66)	(7)
Foreign currency translation loss	(9)	(10)
Total other comprehensive loss	(75)	(17)
Comprehensive loss	$(66,831)	$(48,705)
Net loss per share:
Attributable to common stock, basic & diluted	$(2.41)	$(3.57)
Weighted-average shares outstanding used in computing net loss per share:
Attributable to common stock, basic & diluted	27,661,982	13,625,044

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, STOCK OPTIONS,

CONVERTIBLE PREFERED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

					Convertible					Notes receivable	Accumulated
	Redeemable common stock		Notes receivable for redeemable	Redeemable	preferred stock		Common stock		Additional paid-in	for common stock	other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	common stock issued	stock options	Shares	Amount	Shares	Amount	capital	issued	loss	deficit	equity
Balance at December 31, 2020	3,813,450	$80,780	$(803)	$53,085	14,376,272	$353,300	1	$-	$-	$-	$(3)	$(430,588)	$(430,591)
Shares issued for the exercise of stock options and vesting of restricted stock units	280,545	6,922	-	(5,715)		-	83,958	-	347	-	-	-	347
Stock-based compensation expense	-	-	-	-	-	-	-	-	7,575	-	-	-	7,575
Proceeds from notes receivable	-	-	-	-	-	-	-	-		136	-	-	136
Surrender of common stock in exchange for cancellation of note receivable	-	-	-	-	-		(11,011)	-	(229)	229	-	-	-
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	(4,093,995)	(87,702)	817	-	-	-	4,093,995	4	87,698	(817)	-	-	86,885
Reclassification of redeemable common stock options to common stock options	-	-	-	(47,370)			-	-	47,370	-	-	-	47,370
Change in notes receivable for common stock issued	-	-	(14)	-	-	-	-	-	-	452	-	-	452
Exercise of preferred stock warrants, net of shares withheld for exercise price	-	-	-	-	100,261	3,912	-	-	(2,011)	-	-	-	(2,011)
Conversion of preferred stock to common stock upon initial public offering, net of fractional shares settled for $11	-	-	-	-	(14,476,533)	(357,212)	14,951,254	15	357,187	-	-	-	357,202
Issuance of common stock in connection with initial public offering, net of issuance costs of $12.4 million	-	-	-	-	-	-	8,248,549	8	119,574	-	-	-	119,582
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(48,688)	(48,688)
Balance at December 31, 2021	-	$-	$-	$-	-	$-	27,366,746	$27	$617,511	$-	$(20)	$(479,276)	$138,242
Shares issued for the exercise of stock options and vesting of restricted stock units	-	-	-	-	-	-	382,506	1	840		-	-	841
Shares redeemed for employee tax withholdings	-	-	-	-	-	-	(49,456)		(643)	-	-	-	(643)
Stock-based compensation expense	-	-	-	-	-	-	-	-	11,397	-	-	-	11,397
Shares issued for the employee stock purchase plan	-	-	-	-	-	-	92,718		937	-	-	-	937
Issuance of common stock in at-the-market offerings, net of issuance costs	-	-	-	-	-	-	475,875	-	5,959	-	-	-	5,959
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(75)	-	(75)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(66,756)	(66,756)
Balance at December 31, 2022	-	$-	$-	$-	-	$-	28,268,389	$28	$636,001	$-	$(95)	$(546,032)	$89,902

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Operating Activities:
Net loss	$(66,756)	$(48,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,884	3,975
Amortization of right-of-use lease assets	138	13
Amortization of debt issuance costs and premium	552	493
Change in fair value of warrants	—	(2,717)
Gain on expiration of warrant	—	(5,018)
Amortization of discount on short-term investments	(1,405)	(30)
Stock-based compensation	11,397	7,575
Provision for excess and obsolete inventory	752	2,367
Change in operating assets and liabilities:
Accounts receivable	(6,094)	(1,996)
Inventories	(7,555)	(2,111)
Prepaid and other assets	789	(2,809)
Accounts payable	635	555
Accrued expenses and other liabilities	4,813	3,683
Net cash used in operating activities	(58,850)	(44,708)
Investing Activities:
Purchase of property and equipment	(2,393)	(1,940)
Maturity of short-term investments	255,000	80,000
Purchases of short-term investments	(212,657)	(159,967)
Net cash provided by (used in) investing activities	39,950	(81,907)
Financing Activities:
Proceeds from term loan	—	15,000
Payments of debt issuance costs	(145)	(132)
Proceeds from exercise of preferred stock warrants	—	790
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	1,778
Payments for employee taxes related to stock compensation	(643)	—
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	—	119,582
Proceeds from issuance of common stock in at-the-market offerings	6,050	—
Principal payments on finance lease liabilities	(121)	(27)
Payments of deferred offering costs	(587)	—
Change in notes receivables for redeemable common stock issued	—	575
Proceeds from issuance of common stock	—	1,554
Net cash provided by financing activities	6,332	137,342
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(9)	(10)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,577)	10,717
Cash, cash equivalents and restricted cash - beginning of period	25,172	14,455
Cash, cash equivalents and restricted cash - end of period	$12,595	$25,172
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,187	1,269
Cash paid for income taxes	3	20
Cash paid for interest on financing leases	18	5
Cash paid for interest on term loan	4,239	3,182
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	1,090	126
Finance lease	311	—
Lease obligations recorded for right-of-use assets:
Operating lease	1,090	126
Finance lease	311	—
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	299	—
Deferred offering costs included in accounts payable and accrued liabilities	133	—
Payment-in-kind interest income added to principal of notes receivable	—	28
Reclassification from warrant liability to additional paid-in capital for warrants exercised	—	1,111
Reclassification of 4,093,995 shares of redeemable common stock to 4,093,995 shares of common stock	—	87,702
Reclassification of redeemable common stock options to common stock options	—	47,370
Conversion of preferred stock to common stock upon initial public offering	—	357,202
Deferred offering costs reclassified to additional paid in capital	90	3,156

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

The Company’s products, which include the light adjustable lens (“LAL®”) and a specially designed machine for delivering light to the eye, the Light Delivery Device (“LDD™”), are approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) primarily for sale in the U.S. and have regulatory approval in the U.S., Europe, Canada and Mexico. The Company began marketing its products in 2019. The LAL is a premium intraocular lens (“IOL”) which is partially reimbursable under Medicare. The Company competes with other IOLs in the premium market in the U.S. and Europe.

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

Operating Segments

The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s chief operating decision-maker (“CODM”), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance.

The Company determined that it operates and manages its business (including its non-U.S. subsidiaries) in one reportable segment: the research and development, manufacture and sale of light adjustable lenses and related capital equipment.

Liquidity

Initial Public Offering (“IPO”)

On July 22, 2021, the Company’s Board of Directors (“Board”) approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s common stock, excluding Series G and Series W common stock, and convertible preferred stock on a 1-for-10.33 basis (“Reverse Stock Split”). The par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split was effected on July 23, 2021. Accordingly, all common stock, excluding Series G and Series W common stock, options to purchase common stock, convertible preferred stock, share data, per share data and related information contained in the accompanying consolidated financial statements and notes have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The Reverse Stock Split resulted in an adjustment to the convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion.

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

Shelf Registration Statement

On August 8, 2022, the Company filed a $200.0 million shelf registration statement on Form S-3 (“shelf registration statement”) which became effective on August 12, 2022. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $200.0 million in aggregate value of common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide the Company with flexibility to access additional capital. Included in the $200.0 million shelf registration statement the Company also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of common stock through an “at-the-market” (“ATM”) offering. During the year ended December 31, 2022 the Company sold 475,875 common shares “at-the-market” for $6.0 million in proceeds after deducting underwriting discounts and commissions and other offering expenses.

As of December 31, 2022 and 2021 the Company has cash, cash equivalents and short-term investments of $105.8 million and $159.3 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the years ended December 31, 2022 and 2021, the Company incurred losses from operations of $63.3 million and $52.8 million, respectively. The Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of December 31, 2022 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

The Company’s consolidated financial statements as of and for the year ended December 31, 2022 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates, foreign exchange rate fluctuations and the COVID-19 pandemic. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Cash Equivalents

Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are recorded at face value or cost, which approximates fair market value.

Short-term Investments

Short-term investments are classified based on the maturity date of the related securities. Based on the nature of the assets, the Company’s short-term investments, which are government securities, are classified as available-for-sale and are recorded at their estimated fair value as determined by prices for identical or similar securities at the balance sheet date. The Company’s short-term investments consist of Level 2 financial instruments in the fair value hierarchy. Unrealized gains and losses are recorded as a component of Other Comprehensive Loss within Stockholders’ Equity on the consolidated balance sheets. Realized gains and losses are included as other income (expense) in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company periodically reviews its investments for unrealized losses other than credit losses and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In determining whether the carrying value is recoverable, management considers the following factors:

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
•
the type of investments made.

The Company recognized $75,000 and $9,000 of unrealized losses related to short-term investments as of December 31, 2022 and 2021, respectively.

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. The Company did not record an allowance for credit losses for these investments as of December 31, 2022 and December 31, 2021. For additional information see Note 3 – Short-Term Investments.

Restricted Cash

Restricted cash consists of cash held as collateral for a letter of credit as security for future facility lease payments and corporate credit cards at the Company’s bank. Restricted cash decreased $50,000 during the year ended December 31, 2022 to $761,000 as required for these operating activities.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount reported in the Consolidated Statement of Cash Flows for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2022	2021

Cash and cash equivalents	$11,834	$24,361
Restricted cash	761	811
Cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$12,595	$25,172

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

Accounts Receivable

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are presented net of allowances for credit losses. Accounts receivable are typically due between 30 and 90 days after invoicing. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. The allowance for credit losses is calculated quarterly and is developed using an aging of receivables where receivables are segregated into various categories based upon due date, and a historical loss percentage is applied to each category that is adjusted for current receivable composition, counterparty and specific risk and prevailing economic condition and supportable forecasted economic conditions. Once a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and has yet to experience a write-off of a receivable or uncollected receivable. The Company does not generally require collateral or other security on receivables.

The Company has a diverse customer base and as of December 31, 2022, and 2021 the Company did not have any customer who individually accounted for greater than 10% of accounts receivable. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of December 31, 2022 or December 31, 2021.

Fair Value of Financial Instruments

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

Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities and term loan at December 31, 2022 and 2021 approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of that date.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Year Ended December 31,
	2022	2021
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	1,926,226	2,144,860
Restricted stock units	543,538	223,716
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	48,594	8,248

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

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the years ended December 31, 2022 and 2021, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

For the years ended December 31, 2022 and 2021, contract liabilities from sales activity recorded as liabilities on the Company's consolidated balance sheets consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021

Balance at beginning of period	$540	$345
Additions during the period	2,052	793
Revenue recognized during the period	(1,405)	(598)
Balance at end of period	$1,187	$540

For the year ended December 31, 2022 and 2021, the Company did not have any customers who individually accounted for greater than 10% of revenue.

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

Stock-Based Compensation

The Company recognizes compensation expense for equity-based awards on the date of grant to employees, board of directors and consultants based on the estimated grant date fair value of the award Equity-based payments include stock options, restricted stock units and employee stock plan purchases. The fair value of the option awards are estimated using the Black-Scholes option-pricing model and recognized in expense in the consolidated statements of operations and comprehensive loss over the requisite service period, which is generally four years. The Company amortizes the stock-based compensation for equity awards with service conditions on a straight-line basis over the vesting period of the awards. Compensation cost for stock options with performance conditions is recognized based upon the probability of that performance condition being met. Forfeitures of unvested stock option awards are recognized as reductions of expense as they occur.

The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, such as the fair market value of the Company’s common stock, the risk-free interest rate, dividend yield, expected term and expected volatility:

•
Prior to the Company's shares being traded on the Nasdaq Global Market, the fair value of the Company’s common stock was determined by the Company’s Board at the time of each option grant by considering a number of objective and subjective factors. These factors included the valuation of a select group of public peer group companies within the medical device industry that focus on technological advances and development that the Board believed were comparable to the Company’s operations. Operating and financial performance, the lack of liquidity of the common stock and trends in the broader economy and medical device industry also impacted the determination of the fair value of the common stock. In addition, the Company regularly engaged a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock. For all grants subsequent to the Company's shares being traded on the Nasdaq Global Market in July 2021, the fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Market;
•
The risk-free interest rate used is based on the published U.S. Department of Treasury interest rates in effect at the time of stock option grant for zero coupon U.S. Treasury notes with maturities approximating each grant’s expected term;
•
The dividend yield is zero as the Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future;
•
Due to the lack of historical exercise history, the expected term for options granted is calculated using the “simplified method” and represents the average time that options are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award;
•
Expected volatility is derived from the historical volatilities of a select group of comparable peer companies, for a look-back period commensurate with the expected term of the stock options, as the Company has limited trading history of common stock.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are calculated at the beginning and end of the year; the change in the sum of the deferred tax asset, valuation allowance and deferred tax liability during the year generally is recognized as a deferred tax expense or benefit. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Loss in the period that includes the enactment date.

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history and reliability of forecasting. The Company recognized a valuation allowance on deferred tax assets as of December 31, 2022 and 2021 after evaluating that it is more likely than not that deferred tax assets will not be realized as of those dates.

The Company evaluates the accounting for uncertainty in income tax recognized in the consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2022 or 2021. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

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

Comprehensive Loss

All components of comprehensive loss, including net loss, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Operating Segments

Operating segments are defined as components for which discrete financial information is available for evaluation by the chief operating decision maker to make resource allocation decisions and conduct performance assessments. The Company determined that it operates and manages its business (including its non-U.S. subsidiaries) in one reportable segment: the research and development, manufacture and sale of light adjustable lenses and related capital equipment.

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

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of December 31, 2022
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$94,043	$(75)	$93,968

	As of December 31, 2021
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$134,980	$(9)	$134,971

All available-for-sale securities held as of December 31, 2022 and 2021 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of December 31, 2022 and December 31, 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of December 31, 2022 and December 31, 2021.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Finished goods	$6,408	$4,451
Raw materials	6,494	2,828
Work-in-process	2,567	868
	15,469	8,147
Less: reserve for excess and obsolete inventory	(634)	(115)
	$14,835	$8,032

At December 31, 2022 and 2021, finished goods included $2.8 million and $1.8 million of inventory held on consignment at customer sites, respectively.

Note 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Machinery and equipment	$12,799	$12,421
Leasehold improvements	11,206	10,334
Construction in progress	1,331	1,118
Computer hardware and software	1,693	1,536
Production molds	1,873	1,268
Furniture and fixtures	928	853
Right-of-use equipment	206	32
	30,036	27,562
Less: Accumulated depreciation and amortization	(19,898)	(16,345)
	$10,138	$11,217

The Company recorded $3.9 million and $4.0 million in depreciation and amortization expense for the years ended December 31, 2022 and 2021, respectively.

Note 6 – Fair Value Measurements

The table and disclosures below (in thousands) present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

	As of December 31, 2022
	Level I	Level II	Total
Assets:
Money market securities	$8,909	$—	$8,909
U.S. Treasury securities	—	93,968	93,968
Total assets at fair value	$8,909	$93,968	$102,877

	As of December 31, 2021
	Level I	Level II	Total
Assets:
Money market securities	$21,390	$—	$21,390
U.S. Treasury securities	—	134,971	134,971
Total assets at fair value	$21,390	$134,971	$156,361

During the year ended December 31, 2021, the Series W warrant expired unexercised on March 31, 2021 and the remaining fair value of $5.0 million was recorded at that time in the Consolidated Statement of Operations and Comprehensive Loss.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2022 and 2021.

The following table sets forth changes in the estimated fair values for the Company’s warrant liabilities measured using significant unobservable inputs (in thousands):

Year Ended
December 31, 2021
Beginning of period	$8,846
Exercise of preferred stock warrants	(1,111)
Expiration of common stock warrant	(5,018)
Change in fair value of preferred stock warrants	(2,717)
End of period	$—

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Employee compensation and benefits	$8,537	$5,916
Contract liabilities	1,348	618
Accrued interest	455	319
Other	2,332	1,006
	$12,672	$7,859

Note 8 – Term Loan

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

On May 3, 2022, the Company entered into a Second Amendment to the Term Loan (as amended through the Second Amendment, the (the “Amended Term Loan”)). The Amended Term Loan increased the loan and security agreement to $60.0 million, of which $40.0 million was fully funded as of May 3, 2022 from the original term loan. Under the Amended Term Loan, the Company may borrow an additional amount of up to $10.0 million through June 30, 2023, upon satisfaction of the applicable drawdown conditions and achievement of sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending March 31, 2023. Subject to the terms and conditions of the Amended Term Loan, the Company may also borrow an additional amount of up to $10.0 million through September 30, 2023, upon satisfaction of the applicable drawdown conditions and achievement of sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending June 30, 2023. The Amended Term Loan bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 1-Month Term Secured Overnight Financing Rate (“SOFR”) (or, if greater, 0.16%) plus an applicable margin of 9.09%. If there is an event of default under the Amended Term Loan additional interest of 5% applies. The Amended Term Loan extends the maturity date of the loan and security agreement, which was due to expire on October 1, 2025, to February 1, 2027. The Company refers to its $60.0 million Amended Term Loan as its credit facility. The Amended Term Loan was recorded as a debt modification.

The Amended Term Loan is secured by substantially all of the Company's personal property other than its intellectual property, but includes any accounts receivable, other amounts owed and any proceeds of intellectual property. The Company also entered into a negative pledge arrangement with the collateral agent and lenders where the Company agreed not to encumber any of its intellectual property. The Amended Term Loan also includes certain customary representations and warranties, affirmative and negative covenants, and events of default, including a financial performance-to-plan covenant that requires the Company to achieve certain minimum net sales, measured on a trailing twelve-month basis. As of December 31, 2022 and 2021, the Company was in compliance with all covenants.

The Amended Term Loan requires 35 months of interest-only payments, followed by 22-months of principal and accrued interest payments. If the Company is in compliance with its performance-to-plan covenant through April 1, 2025 and has not provided an IP lien election notice before May 1, 2025, the interest-only period is extended by 12 months, and the amortization period is reduced to ten months. Payments are due on the first day of each month in arrears. All unpaid amounts under the Amended Term Loan mature on February 1, 2027. The Company may elect to prepay the loans under the credit facility at any time in full or in part; however, the Company may only elect to prepay the loans in part once, in an amount not less than $5.0 million. Any amounts prepaid may not be subsequently reborrowed. Under the Amended Term Loan, a final payment (“Final Payment”) will be due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loans, in an amount equal to (a) if the Final Payment is paid on or after January 1, 2022 through and including October 31, 2022, three percent (3.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid), (b) if the Final Payment is paid on or after November 1, 2022 through and including October 31, 2023, four percent (4.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid) and (c) if the Final Payment is paid on or after November 1, 2023, five percent (5.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid). The Final Payment is being accreted to the carrying value of the debt as a debt premium and interest expense over the life of the loan using the effective interest method.

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

As of December 31, 2022, future annual principal payments due under the Amended Term Loan were as follows (in thousands):

Year Ended December 31,
2023	$—
2024	—
2025	16,364
2026	21,818
2027	1,818
Total	40,000
Plus: exit fee and unamortized issuance costs	169
Term loan, net	$40,169

For the year ended December 31, 2022 and 2021 the cash interest paid and effective interest rate on the Amended Term Loan and Term Loan were as follows:

	For the Year Ended December 31,
	2022	2021
Cash interest paid	10.66%	9.25%
Effective interest rate	12.19%	10.90%

Note 9 – Stock-Based Compensation Expense

The Company has three equity incentive compensation plans, the Calhoun Vision, Inc. 2006 Stock Plan, the Calhoun Vision, Inc. 2015 Equity Incentive Plan, and the 2021 Equity Incentive Plan (collectively the “Plans”).

2006 Stock Plan

The Company’s 2006 Stock Plan (the “2006 Plan”) was originally adopted by the Company's Board and approved by the Company’s stockholders in 2006. The Company’s 2006 Plan was terminated in 2015 in connection with the adoption of the Company’s 2015 Plan and as a result no new awards may be issued under the 2006 Plan. However, the 2006 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2006 Plan.

2015 Equity Incentive Plan

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was originally adopted by the Board and approved by the Company’s stockholders in 2015. The 2015 Plan was most recently amended in March 2021. In July 2021, upon completion of the IPO, the 2015 Plan terminated immediately prior to effectiveness of the 2021 Equity Incentive Plan with respect to the grant of future awards. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2015 Plan.

2021 Equity Incentive Plan

On July 28, 2021, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), was adopted and approved by the Company’s Board and stockholders prior to the IPO and became effective. The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, or (“RSUs”), and performance awards to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock originally available for issuance under the 2021 Plan was equal to 2,420,135 shares of common stock plus any shares subject to awards granted under the 2015 Plan and the 2006 Plan that, after the effectiveness of the 2021 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan from the 2015 Plan and 2006 Plan equal to 4,569,530 shares of common stock.

Evergreen provision

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Company’s Board. On January 1, 2022, under the evergreen provision, an increase of 1,094,670 shares of common stock were reserved for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

On July 28, 2021, the Company’s Board and stockholders adopted and approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The number of shares of the Company’s common stock originally available for issuance under the 2021 ESPP was equal to 664,976 shares of common stock.

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

Evergreen provision

The number of common shares reserved for issuance under the 2021 ESPP plan will be increased automatically on the first day of each fiscal year beginning with our 2022 fiscal year, by a number equal to the least of: (i) 1,452,081 shares; (ii) 1% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 ESPP is administered by the Board of Directors. On January 1, 2022, under the evergreen provision, an increase of 273,667 shares of common stock were reserved for future issuance under the 2021 ESPP.

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

A summary of the stock option activities related to the Plans, as of and for the year ended December 31, 2022 and 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2021	5,754,005	$11.64		$6.88
Granted	1,149,018	12.76	$7.27
Exercised	(202,806)	4.14	2.13
Forfeited	(196,969)	13.70	11.93
Expired	(163,690)	17.04
Options outstanding as of December 31, 2022	6,339,558	11.88		6.48
Exercisable as of December 31, 2022	3,891,871	$10.56		$5.06

A summary of restricted stock unit activities for the year ended December 31, 2022 and 2021 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	640,479	$15.46
Granted	80,427	13.37
Vested	(179,700)	15.57
Forfeited	(48,344)	15.38
Unvested at December 31, 2022	492,862	$15.08

As of December 31, 2022 and 2021, the intrinsic value of options vested was $15.9 million and $14.7 million, respectively, and of all options outstanding was $16.4 million and $14.7 million, respectively. During the year ended December 31, 2022 and 2021, the total cash received from the exercise of stock options was $0.8 million and $1.6 million, respectively. The total fair value less strike price of these options was $1.8 million and $4.0 million, respectively.

Stock-based compensation expense was classified in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Research and development	$3,064	$2,620
Selling, general and administrative	7,399	4,061
Cost of goods sold	934	894
	$11,397	$7,575

As of December 31, 2022 and 2021, there were 2,447,687 and 2,437,649 unvested options, respectively. Total unrecognized expense related to unvested stock options was approximately $19.1 million and $20.1 million as of December 31, 2022 and 2021, respectively. Amounts are expected to be recognized over a weighted average period of approximately 2.6 years and 3.0 years, respectively.

As of December 31, 2022 and 2021, total unrecognized expense related to unvested restricted stock units was approximately $6.1 million and $8.8 million as of December 31, 2022 and 2021, respectively. Amounts are expected to be recognized over a weighted average period of approximately 2.3 years and 3.5 years, respectively.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Twelve Months Ended December 31,
	2022		2021
	Range	Weighted Average	Range	Weighted Average
Expected volatility	62.4% to 64.9%	63.1%	61.6% to 63.7%	63.2%
Risk-free interest rate	2.0% to 3.8%	2.7%	0.6% to 1.7%	1.0%
Expected life (in years)	6.0 to 10.0 years	6.1 years	5.5 to 10.0 years	6.1 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$10.74 to $15.52	$12.73	$12.08 to $19.94	$15.02

Note 10 – Stockholders’ Equity

Shelf Registration Statement

On August 8, 2022, the Company filed a $200.0 million shelf registration statement which became effective on August 12, 2022. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $200.0 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide the Company with flexibility to access additional capital when market conditions are appropriate. Included in the $200.0 million shelf registration statement, the Company also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of our common stock through an ATM offering. During the year ended December 31, 2022 the Company sold 475,875 common shares for $6.0 million after deducting underwriting discounts and commissions and other offering expenses.

Common stock reserved for future issuance consisted of the following:

	December 31, 2022	December 31, 2021
Stock options issued and outstanding under the Equity Plans	6,339,558	5,754,005
Restricted stock units	492,862	640,479
Employee stock purchase plan	664,976	484,027
Shares available for future sale under the at-the-market offering (1)	3,454,064	—
Total shares of common stock reserved	10,951,460	6,878,511

(1) Based on the closing stock price of $12.67 as reported on the Nasdaq Global Market on December 30, 2022.

Note 11 – Income Taxes

The components of loss before income taxes are as follows (in thousands):

	December 31,	December 31,
	2022	2021
U.S. loss before taxes	$(66,750)	$(48,694)
Foreign income before taxes	3	14
Loss before income taxes	$(66,747)	$(48,680)

Income tax expense for the years ended December 31, 2022 and 2021 consists of the following (in thousands):

	Year ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	8	7
Foreign	1	1
	9	8
Deferred:
Federal	(11,366)	(9,950)
State	(3,542)	(3,241)
Foreign	—	—
	(14,908)	(13,191)
Change in valuation allowance	14,908	13,191
Income tax expense	$9	$8

The significant components that comprised the Company’s net deferred taxes are as follows (in thousands):

	Year ended December 31,
Deferred tax assets:	2022	2021
Net operating loss	$70,179	$62,347
Amortization	99	117
R&D expenditures capitalization	4,879	—
Stock-based compensation	2,960	2,829
Research and development credit	9,202	7,902
Right-of-use liability	1,204	1,290
Depreciation	779	536
Other	2,332	1,745
Gross deferred tax assets	91,634	76,766
Less: valuation allowance	(90,471)	(75,546)
Total net deferred tax assets	$1,163	$1,220
Deferred tax liabilities:
Right-of-use asset	(1,163)	(1,220)
Total deferred tax liabilities	(1,163)	(1,220)
Net deferred tax assets	$—	$—

A reconciliation of the provision for income taxes with the expected income tax computed by applying the federal statutory income tax rate to loss before provision for income taxes was calculated as follows (amounts in thousands):

	December 31, 2022		December 31, 2021
	Rate	Amount	Rate	Amount
Income tax provision at the federal statutory tax rate	21.0%	$(14,017)	21.0%	$(10,223)
State taxes, net of federal benefit	3.5%	(2,358)	4.1%	(1,989)
Research and development credits	1.9%	(1,269)	2.6%	(1,241)
Stock-based compensation	(2.4)%	1,625	(1.4)%	677
Other non-deductible permanent items	(0.2)%	105	2.6%	(1,252)
Expired tax attributes	(1.5)%	988	(2.0)%	960
Other	0.0%	27	0.2%	(113)
Change in valuation allowance	(22.3)%	14,908	(27.1)%	13,189
Income tax expense	0.0%	9	0.0%	$8

The tax effects of items that give rise to significant portions of deferred tax assets are primarily net operating loss carryforwards. The Company evaluates the recoverability of deferred tax assets and assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all the evidence, including a history of operating losses and the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been recorded to offset the net deferred tax asset as realization of such asset is uncertain. The Company’s valuation allowance increased by $14.9 million and $13.2 million in 2022 and 2021, respectively.

As of December 31, 2022, the Company had federal net operating loss carryforwards of $300.4 million and state net operating loss carryforwards of $128.8 million which will not expire and will be able to offset 80% of taxable income in future years. Of the $300.4 million in federal NOLs, $188.9 million will not expire and will be able to offset 80% of taxable income in future years. Of the $128.8 million in state NOLs, $17.6 million will not expire and will be able to offset 80% of taxable income in future years. The remaining federal NOL carryforwards will expire between 2023 and 2037, and the remaining state NOL carryforwards will expire between 2025 and 2042. In addition, the Company also had federal credit carry forwards of $8.2 million and state credit carry forwards of $8.0 million as of December 31, 2022, which may be available to offset future tax liabilities. The federal credits will expire between 2037 and 2042, and the state credits do not expire.

The Inflation Reduction Act 2022 which incorporates a Corporate Alternative Minimum Tax (“CAMT”) was signed on August 16, 2022. The changes will affect tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The Company will be monitoring the impacts of the act to determine if this will have an impact for the Company for years beginning after December 31, 2022. The CAMT act is not expected to have a material impact on the Company's consolidated financial statements.

The Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) Act of 2022 was signed into law on August 9, 2022 to boost domestic semiconductor manufacturing and encourage US research activities. The act provided a 25% investment credit intended to promote domestic production of semiconductors. This act is not expected to have a material impact for the Company. The CHIPS act is not expected to have a material impact on the Company's consolidated financial statements.

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

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and R&D credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Sections 382 and 383 analysis regarding the limitation of net operating loss and R&D credit carryforwards as of December 31, 2022. The Company has not completed a formal R&D study but has estimated the federal and California credit for purposes of the tax footnote as of December 31, 2022. However, the Company has not reflected a benefit in the consolidated financial statements due to the recorded valuation allowance.

The following reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year ended December 31,
	2022	2021
Beginning balance of unrecognized tax benefits	$3,013	$2,554
Additions for current year tax positions	481	459
Ending balance	$3,494	$3,013

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

The Company is subject to U.S. federal and various states' income taxes. The federal returns for tax years 2019 through 2022 remain open to examination and the state returns remain subject to examination for tax years 2018 through 2022. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authorities. All other state jurisdictions remain open to examination. There are no cumulative earnings in our foreign subsidiaries as of December 31, 2022 and 2021 that would be subject to U.S. income tax or foreign withholding tax. The Company plans to indefinitely reinvest any future earnings of its foreign subsidiaries.

Note 12 – Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not combine lease and non-lease components in the recognition of lease expense.

The Company’s leases have remaining non-cancelable lease terms of up to 3 years, some of which include options to extend the leases for up to 15 years. The exercise of lease renewal options is at the Company’s sole discretion. The Company recognizes rent expense for minimum lease payments on a straight-line basis over the expected lease term, including rent holidays, rent escalation clause and/or cancelable option periods where failure to exercise such options would result in an economic penalty.

As of December 31, 2022, the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 121,000 square feet in the aggregate and expire between March 31, 2023 and January 31, 2026. For one of the facilities operating leases, the lessor provided $900,000 in tenant allowances.

On April 4, 2022, the Company entered into a thirty-four-month sublease agreement for a portion of the 5 Columbia Building, in Aliso Viejo, CA. The sublease commencement date was June 13, 2022 and will expire on March 31, 2025. The base rent receivable is $11,410 per month. On January 4, 2023, the Company amended the base rent of sublease agreement to $5,319 per month beginning on March 1, 2023.

The following table presents the lease balances within the consolidated balance sheets (in thousands):

		December 31,	December 31,
Leases	Classification	2022	2021

Assets
Operating	Operating leases right-of-use assets	3,943	$4,284
Finance	Property and equipment, net	206	$33
Total lease assets		4,149	4,317
Liabilities
Current
Operating	Lease liabilities	1,818	1,509
Finance	Lease liabilities	152	20
Noncurrent
Operating	Long-term lease liabilities	2,813	3,625
Finance	Long-term lease liabilities	43	17
Total lease liabilities		$4,826	$5,171

As the implicit rates in the Company’s leases were not readily available, the incremental borrowing rate was determined based upon information available at the lease commencement date in determining the present value of future lease payments.

For the years ended December 31, 2022 and 2021, the components of operating and finance lease expenses were as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2022	2021

Operating lease cost	Cost of sales	$14	$14
	Research and development	324	297
	Selling, general and administrative	1,688	1,608

Finance lease cost	Research and development	110	—
	Selling, general and administrative	28	25

Finance lease cost	Interest expense	18	5

Maturities of the Company’s operating and finance lease liabilities as of December 31, 2022, were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2023	$2,128	$164
2024	1,876	40
2025	1,024	6
2026	79	-
2027	—	—
Total lease payments	5,107	210
Less: imputed interest	(476)	(15)
Total lease liabilities	$4,631	$195

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of December 31, 2022 and 2021 were:

	December 31,	December 31,
Lease Term and Discount Rate	2022	2021
Weighted average remaining lease term (years)
Operating leases	2.42	3.30
Finance leases	1.29	1.72
Weighted average discount rate
Operating leases	10.3%	10.5%
Finance leases	9.5%	10.5%

Note 13 – Commitments and Contingencies

Letter of credit

The Company has a standby letter of credit, expiring September 30, 2024, issued by a financial institution as required security for one operating lease. The aggregate amount of the letter of credit was $260,000 and $310,000 as of December 31, 2022 and 2021, respectively.

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

Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At December 31, 2022 and 2021, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Note 14 – Employee benefit plan

401(k) retirement savings plan

The Company maintains a defined contribution 401(k) retirement savings plan for the benefit of its employees, including its named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. In July 2021, the Company began making matching contributions of up to 2% of eligible compensation, as contributed by eligible participating employees. Employer matching contributions vest 25% per year over four years. The Company contributed $688,000 and $228,000, net of forfeitures, to the 401(k) plan for the year ended December 31, 2022 and 2021, respectively.

Note 15 – Subsequent events

Public Offering

On February 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc., in which the Company agreed to issue and sell 4,000,000 shares of the Company's common stock in a Public Offering (“Public Offering”), pursuant to the Company's $200.0 million in aggregate value shelf registration statement, which was declared effective on August 12, 2022. The shares of common stock were sold at a price to the public of $12.50 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 600,000 shares of common stock on the same terms and conditions. The underwriters' option was exercised in full on February 10, 2023 and closed on February 14, 2023. The Company received net proceeds of approximately $53.7 million from the Public Offering, after deducting underwriters' discounts and commissions of $3.5 million and offering expenses of $0.3 million.

ATM Offering

As of the date of this Annual Report on Form 10-K, through the ATM offering, a total of 1,355,216 shares of the Company's common stock, for total net proceeds of $17.1 million, have been issued and sold, of which 879,341 shares of the Company's common stock, for net proceeds of $11.1 million, were sold subsequent to December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of December 31, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of December 31, 2022, based on the COSO framework criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information.

On March 2, 2023, our Board of Directors (the “Board”), acting upon a recommendation from our Compensation Committee, approved increases in the base salaries for each of our named executive officers for the fiscal year 2023, effective March 1, 2023. The Board approved, effective March 1, 2023, (i) an increase in the base salary of each of Eric Weinberg, Ilya Goldshleger and Shelley Thunen from $425,000 to $460,000 and (ii) an increase in the base salary of our Chief Executive Officer, Ron Kurtz, from $575,000 to $645,000.

On March 2, 2023, our Board, acting upon a recommendation from our Compensation Committee, also approved annual target cash incentive payments (“2022 Cash Bonuses”) for each of our named executive officers. The 2022 Cash Bonuses were awarded pursuant to our Executive Incentive Compensation Plan (the “Master Bonus Plan”) which allows our Board or a committee appointed by our Board to provide awards to our “officers” as defined in Rule 16a-1(f) of the Exchange Act. Such Master Bonus Plan provides executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Board. The Board set the target award for each participating executive as a percentage of annual base salary, in accordance with each such executive’s confirmatory offer letter or employment letter, as applicable. Following the end of 2022, the Board reviewed our attainment of the metrics and determined actual payouts, subject to upward or downward adjustment in its discretion. Pursuant to the Master Bonus Plan, the Board approved the following 2022 Cash Bonuses for the named executive officers: (i) Ron Kurtz received a 2022 Cash Bonus of $457,566, based on a bonus target of 85% of annual base salary and 95.7% achievement of target; (ii) Eric Weinberg received a 2022 Cash Bonus of $214,042, based on a bonus target of 55% of annual base salary and 93.4% achievement of target; (iii) Ilya Goldshleger received a 2022 Cash Bonus of $219,313, based on a bonus target of 55% of annual base salary and 95.7% achievement of target; and (iv) Shelley Thunen received a 2022 Cash Bonus of $223,667, based on a bonus target of 55% of annual base salary and 97.6% achievement of target. The Board also approved of Messrs. Weinberg and Goldshleger and Ms. Thunen also receiving an increase in the annual target cash incentive payment from 55% of their base salaries to 65% of their base salaries and an increase in the annual target cash incentive payment for Dr. Kurtz from 85% of his base salary to 90% of his base salary.

Our Master Bonus Plan allows our Board or Compensation Committee to grant incentive awards, generally payable in cash, to employees selected by our Board or Compensation Committee, including our executive officers, based upon performance goals established by our Board or Compensation Committee. Under our Master Bonus Plan, our Board or Compensation Committee determines the performance goals applicable to any award, which goals may include, without limitation, goals related to research and development, regulatory milestones or regulatory-related goals, gross margin, financial milestones, new product or business development, operating margin, product release timelines or other product specific milestones, publications, cash flow, procurement, savings, internal structure, leadership development, project, function or portfolio-specific milestones, license or research collaboration agreements, capital raising, initial public offering preparations, patentability and individual objectives such as peer reviews or other subjective or objective criteria. The performance goals may differ from participant to participant and from award to award. Our Board or Compensation Committee administers our Master Bonus Plan and may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the discretion of the administrator. The administrator may determine the amount of any increase, reduction or elimination on the basis of such factors as it deems relevant, and it will not be required to establish any allocation or weighting with respect to the factors it considers. Actual awards generally will be paid in cash (or its equivalent) only after they are earned, and, unless otherwise determined by the administrator, to earn an actual award a participant must be employed by us through the date the actual award is paid. Our Board or Compensation Committee may reserve the right to settle an actual award with a grant of an equity award under our then-current equity compensation plan, which equity award may have such terms and conditions, including vesting, as our Board or Compensation Committee determines. Payment of awards will occur as soon as practicable after they are earned, but no later than the dates set forth in our Master Bonus Plan. Our Board and our Compensation Committee have the authority to amend, suspend or terminate our Master Bonus Plan, provided such action does not impair the existing rights of any participant with respect to any earned awards.

This disclosure is provided in this Part II, Item 9B in lieu of disclosure under Item 5.02(e) of Form 8-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “Proxy Statement”) and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “Proxy Statement”) and is incorporated herein by reference.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors of the Company. The full text of our Code of Business Conduct and Ethics is posted on our investor relations website at https://investors.rxsight.com/corporate-governance/governance-overview. We will post any amendments to our code of business conduct and ethics or waivers of its requirements, on its website.

Amended and Restated Bylaws

As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on December 9, 2022, on December 9, 2022, our Board of Directors, upon recommendation of the Corporate Governance and Nominating Committee, amended and restated our amended and restated bylaws, effective immediately. The bylaws were amended and restated, among other things, to:

•
revise the procedures and requirements for the nomination of directors and the submission of proposals for consideration at meetings of stockholders, including by adding a requirement that a stockholder seeking to nominate director(s) at a meeting of stockholders deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act no later than five business days before the meeting;
•
revise certain additional procedures related to stockholder meetings to conform to the provisions of the Delaware General Corporation Law, as recently amended (the “DGCL”);
•
revise the provision regarding Board action by unanimous written consent in lieu of a meeting to conform to the provisions of the DGCL;
•
update various provisions regarding directors, Board committees and officers; and
•
make various updates throughout to conform to current Delaware law (including the recent amendments to the DGCL) and to make ministerial changes, clarifications, and other conforming revisions.

The foregoing description is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which was filed as Exhibit 3.1 to our Form 8-K filed on December 9, 2022 and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the applicable information set forth in “Ratification of Independent Registered Public Accounting Firm” which will be included in our Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

(3)
The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-40690	3.1	November 10, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40690	3.1	December 12, 2022
4.1	Specimen stock certificate of the Registrant.	S-1/A	333-257790	4.2	July 26, 2021
4.2	Description of common stock.	10-K	001-40690	4.2	March 8, 2022
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-257790	10.1	July 9, 2021
10.2+	2015 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.	S-1/A	333-257790	10.2	July 26, 2021
10.3+	2021 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.	10-Q	001-40690	10.2	November 10, 2021
10.4+	2021 Employee Stock Purchase Plan of the registrant.	10-Q	001-40690	10.3	November 10, 2021
10.5	Loan and Security Agreement, by and among the Registrant, Oxford Finance LLC and the lenders listed on Schedule 1.1 thereto, dated as of October 29, 2020.	S-1	333-257790	10.5	July 9, 2021
10.6	Consent and First Amendment to Loan and Security Agreement, by and among the Registrant, Oxford Finance LLC and the lenders listed on Schedule 1.1 thereto, dated as of July 6, 2021.	S-1/A	333-257790	10.6	July 26, 2021
10.7#	Second Amendment to Loan and Security Agreement, by and among the Registrant, Oxford Finance LLC, as collateral agent, and	10-Q	001-40690	10.3	May 5, 2022

	the lenders party thereto, dated as of May 3, 2022.
10.8#	License Agreement by and between the Registrant and the California Institute of Technology, dated as of July 28, 2015.	S-1	333-257790	10.6	July 9, 2021
10.9	License and Maintenance Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.8	July 9, 2021
10.10	QAD Hosted On Premise Project Proposal between Strategic Information Group and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.9	July 9, 2021
10.11	Cloud Services Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of May 28, 2021.	S-1	333-257790	10.10	July 9, 2021
10.12	Lease, dated as of October 27, 2015, by and between the Registrant and Accuride International Inc., as amended by that certain First Amendment to Lease, dated November 23, 2015, that certain Second Amendment to Lease, dated December 22, 2015, that certain Third Amendment to Lease, dated January 18, 2016, and that certain Fourth Amendment to Lease, dated November 12, 2016, for premises located at 100-150 Columbia, Suites 100 and 200, Aliso Viejo, California 92656.	S-1	333-257790	10.11	July 9, 2021
10.13	Lease, dated as of March 27, 2020, by and between Pacific Park Investments, Inc. and the Registrant, for premises located at 75 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.12	July 9, 2021
10.14	Lease, dated as of January 10, 2018, by and between the Registrant and Clifford D. Downs, as amended by that certain Commencement Date Memorandum dated as of February 22, 2018, for premises located at 5 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.13	July 9, 2021
10.15	Sublease, dated as of April 4, 2022, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.1	May 5, 2022
10.16	Lease Addendum, dated as of April 5, 2022, by and between the Registrant and Clifford D. Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.2	May 5, 2022
10.17	Amendment #1 to Sublease, dated as of June 8, 2022, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.1	August 8, 2022
10.18*	Amendment #2 to Sublease, dated as of January 16, 2023, by and between the

	Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.
10.19+	Confirmatory Employment Letter, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.14	July 9, 2021
10.20+	Confirmatory Employment Letter, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.15	July 9, 20211
10.21+	Confirmatory Employment Letter, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.16	July 9, 2021
10.22+	Confirmatory Employment Letter, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.17	July 9, 2021
10.23+	Change in Control and Severance Agreement, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.18	July 9, 2021
10.24+	Change in Control and Severance Agreement, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.19	July 9, 2021
10.25+	Change in Control and Severance Agreement, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.20	July 9, 2021
10.26+	Change in Control and Severance Agreement, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.21	July 9, 2021
10.27	Consulting Agreement, by and between the Registrant and Yelroc Consulting, Inc., dated as of January 1, 2019, as amended by that certain Amendment No. 1 to Consulting Agreement, dated as of December 16, 2020.	S-1	333-257790	10.22	July 9, 2021
10.28	Termination Agreement, by and between the Registrant and Yelroc Consulting, Inc., dated as of August 3, 2021.	S-1/A	333-257790	10.24	July 26, 2021
10.29	Consulting Agreement, by and between the Registrant and Daniel Schwartz, M.D., dated as of January 1, 2019, as amended by that certain Amendment No. 1, dated as of December 16, 2020.	S-1	333-257790	10.23	July 9, 2021
10.30	Amended and Restated Secured Full Recourse Promissory Note, by and between the Registrant and Daniel Schwartz, dated as of April 18, 2019.	S-1	333-257790	10.24	July 9, 2021

10.31	Share Forfeiture and Release Agreement, by and between the Registrant and Daniel Schwartz, dated as of July 23, 2021.	S-1/A	333-257790	10.27	July 26, 2021
10.32	Lease, dated as of March 7, 2022, by and between BML Management, LLC, and the Registrant, for premises located at 125 Columbia, Aliso Viejo, California 92656.	10-K	001-40690	10.28	March 8, 2022
10.33	ATM Equity OfferingSM Sales Agreement, dated August 8, 2022, between the Company and BofA Securities, Inc.	S-3	333-266651	1.2	August 8, 2022
10.34	Underwriting Agreement, dated as of February 7, 2023 by and between the Company and BofA Securities, Inc.	8-K	001-40690	1.1	February 7, 2023
10.35*	Executive Incentive Compensation Plan
21.1	Subsidiaries of the Registrant.	10-K	001-40690	21.1	March 8, 2022
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (embedded with the Inline XBRL document).

*	Filed herewith.
†	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.
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

RxSight, Inc.

Date: March 6, 2023	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron Kurtz, M.D. and Shelley Thunen as such individual’s true and lawful attorney in fact and agent with full power of substitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney in fact, proxy and agent, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ron Kurtz, M.D.	President and Chief Executive Officer and Director	March 6, 2023
Ron Kurtz, M.D.	(Principal Executive Officer)

/s/ Shelley Thunen	Chief Financial Officer	March 6, 2023
Shelley Thunen	(Principal Financial and Accounting Officer)

/s/ J. Andy Corley	Chairman of the Board	March 6, 2023
J. Andy Corley

/s/ William Link, Ph.D.	Director	March 6, 2023
William Link, Ph.D.

/s/ Juliet Tammenoms Bakker	Director	March 6, 2023
Juliet Tammenoms Bakker

/s/ Julie Andrews	Director	March 6, 2023
Julie Andrews

/s/ Robert Palmisano	Director	March 6, 2023
Robert Palmisano

/s/ Robert Warner	Director	March 6, 2023
Robert Warner

/s/ Shweta Singh Maniar	Director	March 6, 2023
Shweta Singh Maniar

/s/ Tamara R. Fountain, M.D.	Director	March 6, 2023
Tamara R. Fountain, M.D.