Form 10-Q
period 2023-03-31
RxSight, Inc.
filed 2023-05-09
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 33,981,877 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with our condensed consolidated financial statements and the condensed notes to those statements included elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. In this report, “we,” “us” and “our” refer to RxSight, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

3

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
•
the impact of the COVID-19 pandemic, including currently known and unknown coronavirus variants, on our business or personnel; and
•
the impact of worldwide political and economic conditions and unknown future events on our business, financial condition and results of operations.

Forward-looking statements include statements that are not historical facts and can be identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue,” or the negative of such terms and other same terminology.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, the realization of income tax assets and estimates of tax liabilities, and obsolete, excess and slow-moving inventory. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ materially from these estimates. Our critical accounting policies and estimates are discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2023.

INDUSTRY, BUSINESS AND MARKET DATA

This report also contains estimates, projections and other information concerning our industry, our business, and market opportunity, including data regarding the estimated size of the market. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

This report contains references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of it by, any other companies.

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,012	$11,834
Short-term investments	142,927	93,968
Accounts receivable	12,668	10,956
Inventories	18,067	14,835
Prepaid and other current assets	2,992	2,962
Total current assets	187,666	134,555
Property and equipment, net	9,804	10,138
Operating leases right-of-use assets	3,555	3,943
Restricted cash	761	761
Other assets	746	767
Total assets	$202,532	$150,164
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,717	$2,595
Accrued expenses and other current liabilities	9,181	12,672
Lease liabilities	1,978	1,970
Total current liabilities	14,876	17,237
Long-term lease liabilities	2,338	2,856
Term loan, net	40,309	40,169
Total liabilities	57,523	60,262
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 33,966,697 shares issued and outstanding as of March 31, 2023 and 28,268,389 shares issued and outstanding as of December 31, 2022	34	28
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	704,228	636,001
Accumulated other comprehensive loss	(9)	(95)
Accumulated deficit	(559,244)	(546,032)
Total stockholders' equity	145,009	89,903
Total liabilities and stockholders' equity	$202,532	$150,164

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Sales	$17,489	$8,942
Cost of sales	7,123	5,181
Gross profit	10,366	3,761
Operating expenses:
Selling, general and administrative	16,255	13,620
Research and development	7,208	6,719
Total operating expenses	23,463	20,339
Loss from operations	(13,097)	(16,578)
Other income (expense), net:
Interest expense	(1,507)	(1,060)
Interest and other income	1,392	46
Loss before income taxes	(13,212)	(17,592)
Income tax expense	—	4
Net loss	$(13,212)	$(17,596)

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments	84	(74)
Foreign currency translation gain (loss)	2	(4)
Total other comprehensive income (loss)	86	(78)
Comprehensive loss	$(13,126)	$(17,674)
Net loss per share:
Basic & diluted	$(0.42)	$(0.64)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	31,637,097	27,425,610

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Three Months Ended March 31, 2023

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2022	28,268,389	$28	$636,001	$(95)	$(546,032)	$89,902
Shares issued for the exercise of stock options and vesting of restricted stock units	243,598	—	761	—	—	761
Shares redeemed for employee tax withholdings	(24,631)	—	(337)	—	—	(337)
Stock-based compensation expense	—	—	3,295	—	—	3,295
Issuance of common stock for public offering, net of underwriting discounts, commissions and offering costs	4,600,000	5	53,595	—	—	53,600
Issuance of common stock for at-the-market offerings, net of issuance costs	879,341	1	10,913	—	—	10,914
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	84	—	84
Foreign currency translation adjustment	—	—	—	2	—	2
Net loss	—	—	—	—	(13,212)	(13,212)
Balance at March 31, 2023	33,966,697	$34	$704,228	$(9)	$(559,244)	$145,009

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Three Months Ended March 31, 2022

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2021	27,366,746	$27	$617,511	$(20)	$(479,276)	$138,242
Shares issued for the exercise of stock options and vesting of restricted stock units	145,922	—	308	—	—	308
Shares redeemed for employee tax withholdings	(26,983)	—	(362)	—	—	(362)
Stock-based compensation expense	—	—	2,649	—	—	2,649
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(74)	—	(74)
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(17,596)	(17,596)
Balance at March 31, 2022	27,485,685	$27	$620,106	$(98)	$(496,872)	$123,163

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	$(13,212)	$(17,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	955	1,016
Amortization of right-of-use lease assets	44	19
Amortization of debt issuance costs and premium	141	130
Amortization of discount on short-term investments	(1,257)	(47)
Stock-based compensation	3,295	2,649
Provision for excess and obsolete inventory	10	73
Change in operating assets and liabilities:
Accounts receivable	(1,712)	(764)
Inventories	(3,241)	(530)
Prepaid and other assets	(460)	814
Accounts payable	1,163	701
Accrued expenses and other liabilities	(3,490)	(1,450)
Net cash used in operating activities	(17,764)	(14,985)
Investing Activities:
Purchase of property and equipment	(747)	(370)
Maturity of short-term investments	60,000	90,000
Purchases of short-term investments	(107,618)	(74,771)
Net cash (used in) provided by investing activities	(48,365)	14,859
Financing Activities:
Proceeds from exercise of stock options	761	308
Proceeds from issuance of common stock from public offering	54,050	—
Proceeds from issuance of common stock for at-the-market offerings	11,102	—
Payments for employee taxes related to stock compensation	(337)	(362)
Principal payments on finance lease liabilities	(41)	(44)
Payments of deferred offering costs	(230)	—
Net cash provided by (used in) financing activities	65,305	(98)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	2	(5)
Net decrease in cash, cash equivalents and restricted cash	(822)	(229)
Cash, cash equivalents and restricted cash - beginning of period	12,595	25,172
Cash, cash equivalents and restricted cash - end of period	$11,773	$24,943
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	546	499
Cash paid for income taxes	—	—
Cash paid for interest on financing leases	4	3
Cash paid for interest on term loan	1,344	925
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	—	87
Finance lease	—	192
Lease obligations recorded for right-of-use assets:
Operating lease	—	87
Finance lease	—	166
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	259	197
Deferred offering costs included in accounts payable and accrued liabilities	466	—
Reclassification of deferred financing costs	(55)	—

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s products, which include the light adjustable lens (“LAL®”) and a specially designed machine for delivering light to the eye, the Light Delivery Device (“LDD™”), are approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) primarily for sale in the U.S. and have regulatory approval in the U.S., Europe, Canada and Mexico. The Company began marketing its products in 2019. The LAL is a premium intraocular lens (“IOL”) which is partially reimbursable under Medicare. The Company competes with other IOLs in the premium market.

The accompanying unaudited condensed consolidated financial statements include the accounts of RxSight, Inc. and its wholly owned subsidiaries, RxSight, B.V. and RxSight GmbH. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The December 31, 2022 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 6, 2023. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.

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

Liquidity

Shelf Registration Statement

On August 8, 2022, the Company filed a $200.0 million shelf registration statement on Form S-3 (“shelf registration statement”) which became effective on August 12, 2022. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $200.0 million in aggregate value of common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide the Company with flexibility to access additional capital. At the time of filing the shelf registration statement, the

Company also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of common stock through an “at-the-market” (“ATM”) offering.

ATM Offering

As of March 31, 2023, through the ATM offering, a total of 1,355,216 shares of the Company's common stock, for total net proceeds of $16.9 million, have been issued and sold, of which 879,341 shares of the Company's common stock, for net proceeds of $10.9 million, were sold during the quarter ended March 31, 2023.

Public Offering

On February 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc., in which the Company agreed to issue and sell 4,000,000 shares of the Company's common stock in a public offering (“Public Offering”), pursuant to the shelf registration statement. The shares of common stock were sold at a price to the public of $12.50 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 600,000 shares of common stock on the same terms and conditions. The underwriters' option was exercised in full on February 10, 2023 and closed on February 14, 2023. The Company received net proceeds of approximately $53.6 million from the Public Offering, after deducting underwriters' discounts and commissions of $3.5 million and offering expenses of $0.5 million.

As of March 31, 2023 and December 31, 2022 the Company had cash, cash equivalents and short-term investments of $153.9 million and $105.8 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended March 31, 2023 and 2022, the Company incurred losses from operations of $13.1 million and $16.6 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, though the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of March 31, 2023 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on March 6, 2023.

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
•
the type of investments made.

The Company had $9,000 of unrealized gains and $75,000 of unrealized losses related to short-term investments as of March 31, 2023 and December 31, 2022, respectively.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company’s policy is to invest cash in institutional money market funds and marketable securities of the U.S. government to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and short-term investments in money market funds and U.S. treasury bills. A portion of the Company's operating cash is held in accounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits; however, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. The Company has not experienced material losses on cash equivalents and short-term investments.

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

Accounts Receivable

The Company has a diverse customer base and as of March 31, 2023 and December 31, 2022 the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of March 31, 2023 or December 31, 2022.

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

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, operating lease liabilities and a term loan. Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities and amended term loan at March 31, 2023 and December 31, 2022 approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of such date.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2023	2022
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	1,814,375	1,986,088
Restricted stock units issued under the 2021 Equity Incentive Plan	478,610	53,545
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	51,180	46,733

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

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the three months ended March 31, 2023 and 2022, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

For the three months ended March 31, 2023 and 2022, contract liabilities from sales activity recorded as liabilities on the Company's condensed consolidated balance sheets consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022

LDD (including training)	$6,475	$4,569
LAL	10,395	4,105
Service warranty, service contracts, and accessories	619	268
	$17,489	$8,942

As of March 31, 2023 and December 31, 2022, the Company recognized contract liabilities on its condensed consolidated balance sheets of $1,388,000 and $1,187,000 respectively, related to the service agreement performance obligation. Revenue for service agreements is recognized ratably over the term of each contract.

The following table represents the contract liabilities from sales activity for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022

Balance at beginning of period	$1,191	$540
Additions during the period	795	326
Revenue recognized during the period	(598)	(244)
Balance at end of period	$1,388	$622

For the three months ended March 31, 2023 and 2022, the Company did not have any customers who individually accounted for greater than 10% of revenue.

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

The purpose of the 2021 Plan and 2021 ESPP is to provide a means by which eligible participants may be given an opportunity to benefit from increases in the value of the common stock in order to retain or procure the services of the employees, members of the board of directors of the Company (the “Board”) and consultants and provide them with an incentive to promote the Company’s success and accomplish corporate goals.

Stock option awards are granted with an exercise price of no less than 100% of estimated fair market value on the date of grant. Time based awards generally vest over four years as follows, subject to the optionee’s continuing service, (i) one fourth of the total number of shares vest and become exercisable on the one-year anniversary; 1/48th of the total number of shares subject to the option vest and become exercisable on each monthly anniversary thereafter for the remaining three years, or (ii) 1/48th of the total number of shares subject to the option vest and become exercisable each month over four years.

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

In determining the fair value of the stock options granted, the Company uses the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, such as the fair market value of the Company’s common stock, expected term, expected volatility, the risk-free interest rate, and dividend yield as discussed below. Each of these inputs is subjective and generally requires significant judgment.

Expected term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company used the simplified method (based on the mid-point between the vesting date and the end of the contractual term) to determine the expected term.

Expected volatility—Prior to the completion of the Company’s initial public offering (“IPO”), when the Company was privately held and did not have any trading history for its common stock, the expected volatility was estimated based on the average historical volatilities for comparable publicly traded medical device companies over a period equal to the expected term of the stock option grants. Comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2023 that are of significance or potential significance to the Company.

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

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$142,918	$9	$142,927

	As of December 31, 2022
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$94,043	$(75)	$93,968

All available-for-sale securities held as of March 31, 2023 and December 31, 2022 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Finished goods	$8,087	$6,408
Raw materials	7,294	6,494
Work-in-process	3,085	2,567
	18,466	15,469
Less: reserve for excess and obsolete inventory	(399)	(634)
	$18,067	$14,835

At March 31, 2023 and December 31, 2022, finished goods included $3.3 million and $2.8 million of inventory held on consignment at customer sites, respectively.

Note 5 – Fair Value Measurements

The table and disclosures for the periods presented below (in thousands) present the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements.

	As of March 31, 2023
	Level I	Level II	Total
Assets:
Money market securities	$5,386	$—	$5,386
U.S. Treasury securities	—	142,927	142,927
Total assets at fair value	$5,386	$142,927	$148,313

	As of December 31, 2022
	Level I	Level II	Total
Assets:
Money market securities	$8,909	$—	$8,909
U.S. Treasury securities	—	93,968	93,968
Total assets at fair value	$8,909	$93,968	$102,877

Note 6 – Term Loan

In October 2020, the Company entered into a loan facility (“Term Loan”) with an initial draw of $25.0 million. Proceeds were used to help fund the Company’s ongoing operations. As part of the Term Loan, Oxford Finance LLC (“Oxford Finance”) committed to providing further loans of up to $35.0 million to the Company at its election (or for one specific draw, upon the occurrence of a revenue milestone) during various draw periods in the future, provided the Company is not in default at the time of the additional loan draws. In March 2021, the Company drew an additional $5.0 million from the facility for the purpose of funding ongoing operations. In June 2021, the Company drew an additional $10.0 million from the facility for the purpose of funding ongoing operations.

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

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all Amended Term Loan covenants, respectively.

For the three months ended March 31, 2023 and 2022 the cash interest paid and effective interest rate on the Amended Term Loan were as follows:

	For the Three Months Ended March 31,
	2023	2022
Cash interest paid	13.62%	9.25%
Effective interest rate	15.13%	10.72%

As of March 31, 2023 future principal payments due under the Amended Term Loan were as follows (in thousands):

Year Ended December 31,
2023 (remainder)	$—
2024	—
2025	16,364
2026	21,818
2027	1,818
Total	40,000
Plus: exit fee and unamortized issuance costs	309
Term loan, net	$40,309

Note 7 – Stock-Based Compensation Expense

The Company has three equity incentive compensation plans: the 2006 Plan, the 2015 Plan and the 2021 Plan.

2006 Plan

The 2006 Plan was originally adopted by the Board and approved by the Company’s stockholders in 2006. The 2006 Plan was terminated in 2015 in connection with the adoption of the 2015 Plan and as a result no new awards may be issued under the 2006 Plan. However, the 2006 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2006 Plan.

2015 Plan

The 2015 Plan was originally adopted by the Board and approved by the Company’s stockholders in 2015. The 2015 Plan was most recently amended in March 2021. In July 2021, upon completion of the IPO, the 2015 Plan terminated immediately prior to effectiveness of the 2021 Plan with respect to the grant of future awards. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2015 Plan.

2021 Plan

On July 28, 2021, the 2021 Plan was adopted and approved by the Board and stockholders prior to the IPO and became effective on the business day immediately prior to the effective date of the Company’s IPO registration statement. The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock originally available for issuance under the 2021 Plan was equal to 2,420,135 shares of common stock plus any shares subject to awards granted under the 2015 Plan and the 2006 Plan that, after the effectiveness of the 2021 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan from the 2015 Plan and 2006 Plan equal to 4,569,530 shares of common stock.

Evergreen provision

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Board. On January 1, 2022, the number of shares available under the 2021 Plan increased by 1,094,670 shares of common stock pursuant to this feature. On January 1, 2023, the number of shares available under the 2021 Plan further increased by 1,130,735 shares of common stock pursuant to this feature. As of March 31, 2023, the number of shares of the Company’s common stock available for future issuance under the 2021 Plan was equal to 461,796 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of March 31, 2023, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 664,976 shares of common stock.

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

Evergreen provision

The number of common shares reserved for issuance under the 2021 ESPP plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year, by a number equal to the least of: (i) 1,452,081 shares; (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 ESPP is administered by the Board. On January 1, 2022, the number of shares available under the 2021 ESPP increased by 273,667 shares of common stock pursuant to this feature. No additional shares were reserved for issuance on January 1, 2023 pursuant to this feature.

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

Stock option awards are granted with an exercise price of no less than 100% of estimated fair market value on the date of grant. Time based awards generally vest over four years as follows, subject to the optionee’s continuing service, (i) one fourth of the total number of shares vest and become exercisable on the one-year anniversary; 1/48th of the total number of shares subject to the option vest and become exercisable on each monthly anniversary thereafter for the remaining three years, or (ii) 1/48th of the total number of shares subject to the option vest and become exercisable each month over four years.

A summary of the stock option activities related to the Equity Plans for the three months ended March 31, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2022	6,339,558	$11.88	6.48
Granted	1,266,307	14.85
Exercised	(164,907)	4.62
Forfeited	(32,585)	13.00
Expired	(58,653)	18.71
Options outstanding as of March 31, 2023	7,349,720	12.50	7.03
Exercisable as of March 31, 2023	3,948,677	$10.94	5.28

As of March 31, 2023 and December 31, 2022 the intrinsic value of options vested was $24.5 million and $15.9 million, respectively, and of all options outstanding was $32.6 million and $16.4 million, respectively. During the three months ended March 31, 2023 and 2022, the total cash received from the exercise of stock options was $0.8 million and $0.3 million, respectively. The total fair value less strike price of these options was $1.7 million and $1.8 million, respectively.

A summary of non-vested restricted stock unit activities for the three months ended March 31, 2023 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2022	492,862	$15.08
Granted	385,078	14.79
Vested	(78,691)	14.84
Forfeited	(1,455)	15.38
Unvested at March 31, 2023	797,794	$14.97

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$802	$774
Selling, general and administrative	2,272	1,655
Cost of goods sold	221	220
	$3,295	$2,649

As of March 31, 2023 and December 31, 2022, there were 3,401,043 and 2,447,687 unvested options, respectively. As of March 31, 2023 and December 31, 2022, total unrecognized expense related to unvested stock options was approximately $28.5 million and $19.1 million, respectively. Amounts are expected to be recognized over a weighted average period of approximately 2.9 and 2.6 years, respectively.

As of March 31, 2023, and December 31, 2022, total unrecognized expense related to non-vested restricted stock units was approximately $10.9 million and $6.1 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years and 2.3 years, respectively.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Three Months Ended March 31,
	2023		2022
	Range	Weighted Average	Range	Weighted Average
Expected volatility	64.9% to 65.2%	65.1%	62.5%	62.5%
Risk-free interest rate	3.4% to 4.2%	4.1%	2.0%	2.0%
Expected life (in years)	6.0 to 10.0 years	6.0 years	6.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$12.91 to $16.68	$14.86	$12.85	$12.85

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance under the Equity Plans, 2021 ESPP and the at-the-market offering consisted of the following:

	March 31, 2023	December 31, 2022
Stock options issued and outstanding under the Equity Plans	7,349,720	6,339,558
Shares available for future issuance under the Equity Plans	461,796	865,122
Restricted stock units issued under the 2021 Plan	797,794	492,862
Shares available for future issuance under 2021 ESPP	664,976	664,976
Shares available for future sale under the at-the-market offering (1)	1,937,385	3,454,064
Total shares of common stock reserved	11,211,671	11,816,582

(1) Based on the closing stock price of $16.68 as reported on the Nasdaq Global Market on March 31, 2023.

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

As of March 31, 2023 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 121,000 square feet in the aggregate and expire between August 31, 2024 and January 31, 2026. For one of the facilities operating leases, the lessor provided $900,000 in tenant allowances.

On April 4, 2022, the Company entered into a thirty-four-month sublease agreement for a portion of the 5 Columbia Building, in Aliso Viejo, CA. The sublease commencement date was June 13, 2022 and will expire on March 31, 2025. The base rent receivable is $11,410 per month. On January 4, 2023 the Company entered into a second amendment to the sublease agreement adjusting the base rent receivable to $5,319 per month.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in thousands):

		March 31,	December 31,
Leases	Classification	2023	2022

Assets
Operating	Operating leases right-of-use assets	$3,555	$3,943
Finance	Property and equipment, net	122	206
Total lease assets		3,677	4,149
Liabilities
Current
Operating	Lease liabilities	1,864	1,818
Finance	Lease liabilities	114	152
Noncurrent
Operating	Long-term lease liabilities	2,338	2,813
Finance	Long-term lease liabilities	—	43
Total lease liabilities		$4,316	$4,826

For the three months ended March 31, 2023 and 2022, the components of operating and finance lease expenses were as follows (in thousands):

		Three Months Ended March 31,
Lease Cost	Classification	2023	2022

Operating lease cost	Cost of sales	$3	$3
	Research and development	37	74
	Selling, general and administrative	449	403

Finance lease cost	Research and development	34	14
	Selling, general and administrative	9	5

Finance lease cost	Interest expense	4	3

Maturities of the Company’s operating and finance lease liabilities as of March 31, 2023 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2023 (remainder)	$1,666	$103
2024	1,954	16
2025	1,043	—
2026	79	—
2027	—	—
2028	—	—
Total lease payments	4,742	119
Less: imputed interest	(540)	(5)
Total lease liabilities	$4,202	$114

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of March 31, 2023 and December 31, 2022 were:

	March 31,	December 31,
Lease Term and Discount Rate	2023	2022
Weighted average remaining lease term (years)
Operating leases	2.28	2.42
Finance leases	0.83	1.29
Weighted average discount rate
Operating leases	10.3%	10.3%
Finance leases	9.5%	9.5%

Note 9 – Commitments and Contingencies

Letter of credit

The Company has a standby letter of credit, expiring September 30, 2024, issued by a financial institution as required security for one operating lease. The aggregate amount of the letter of credit was $260,000 as of March 31, 2023 and December 31, 2022.

Legal Matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At March 31, 2023 and December 31, 2022, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2023. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part II, Item 1A (“Risk Factors”) of, and elsewhere in, this report. See “Special Note Regarding Forward-Looking Statements.”

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

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our United States commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 3,000 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of March 31, 2023, we had established an installed base of 456 LDDs in ophthalmology practices and, since our inception through March 31, 2023, surgeons have implanted over 52,000 LALs.

We believe this business model provides an attractive and concentrated market opportunity addressable with a focused sales force. We intend to continue to make significant investments in our sales and marketing organization. We believe selectively increasing the number of sales representatives, practice development personnel and clinical trainers will help facilitate further adoption of our products among existing customer accounts as well as broaden awareness of our products to new accounts. We plan to grow our business primarily by expanding the size of our LDD installed base and driving increased utilization of our LAL through heightened awareness of the superior clinical outcomes that our RxSight system provides patients. To continue to strengthen our competitive position in the premium IOL market, our research and development activities are focused primarily on programs that improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and lifecycle management.

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

We intend to continue to make investments in our sales and marketing organization, primarily sales representatives, clinical applications specialists and technical service personnel to support new customers and upgrades and LAL account managers to facilitate adoption of use of our LALs among existing accounts. We will expand our marketing efforts with additional print and digital, social media and other customer tools to expand their local advertising. We will also continue to make significant investments in research and development and clinical expenses to make enhancements in our current products. As a public company, we will incur costs that we have not previously incurred or have previously incurred at lower rates, including increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees, fees to members of our Board and expenses for compliance with public-company reporting requirements. Because of these and other factors, we expect to continue to incur net losses and negative cash flows from operations in the future.

We believe that our existing cash and cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure and meet our term loan covenant requirements for at least the next 12 months from the date of filing of this report. Although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may be required to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities or by entering into partnerships or a combination of one or more of these funding sources in order to meet our liquidity requirements. We may also opportunistically access our at-the-market (“ATM”) facility under advantageous circumstances. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

Key business metrics

We regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the number of LDDs installed and LALs implanted are indicators of our ability to drive adoption and generate revenue. We believe these are important metrics for our business. We may not yet be able to accurately assess seasonality and other trends, and we will continue to evaluate our business in the future using these and other financial metrics as we observe trends in our business.

We believe the number of LDDs sold in each quarter and our LDD installed base at the end of each period are important metrics as they represent an installed base into which we can sell our LALs.

	2023	2022
	Q1	Q1	Q2		Q3	Q4
LDDs Sold	56	40	49		49	57
Installed Base at End of Period	456	246	294	*	343	400

* Reduced by one LDD taken out of installed base in Q2 2022.

We believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system. During the quarter ended March 31, 2023, we had increased LDD sales of 16 and increased LAL sales of 6,357 when compared to the quarter ended March 31, 2022 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

	2023	2022
	Q1	Q1	Q2	Q3	Q4
LALs Sold	10,523	4,166	5,400	6,595	9,123

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

Our LDD contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. The LDD capital asset and related components revenue is recognized upon installation and customer acceptance, training revenue is recognized upon completion of training by at least one doctor and the initial warranty and service agreement are recognized ratably over the service period. After the first year, service contracts can be purchased separately on a standalone basis. Revenue for such service agreements will be recognized over the term of each contract. We recorded contract liabilities of $1,388,000 and $1,187,000 related to such service agreements as of March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023 and 2022, sales from contracts with customers consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022

LDD (including training)	$6,475	$4,569
LAL	10,395	4,105
Service warranty, service contracts, and accessories	619	268
	$17,489	$8,942

For the three months ended March 31, 2023 and 2022 we did not have any one customer who individually accounted for more than 10% of revenue.

Cost of sales

Cost of sales consist of materials, labor and manufacturing overhead internally to produce the Company’s products as well as the cost of shipping and handling. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management and stock-based compensation. Cost of sales also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalty and license fee expense. Shipping costs billed to customers are included in sales. We expect cost of sales to increase in absolute dollars as our revenue grows and more of our products are sold.

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

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, including wages, incentive bonuses, stock-based compensation and benefits related to administrative, selling and marketing functions, education programs for doctors, commercial operations and analytics, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, training for doctors, professional services fees such as legal, patent registration costs, accounting, audit and tax fees, board of directors’ expenses, insurance costs, general corporate expenses and facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our sales and marketing organization and infrastructure to both drive and support the anticipated growth in revenue and due to additional legal, accounting audit and tax fees, insurance and other expenses associated with being a public company.

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

Interest expense

Interest expense consist primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our indebtedness.

Interest and other income

Interest and other income consist primarily of interest income earned on our short-term investments and cash and cash equivalents.

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Sales	$17,489	$8,942	$8,547	95.6%
Cost of sales	7,123	5,181	1,942	37.5
Gross profit	$10,366	$3,761	$6,605	175.6%
Operating expenses:
Selling, general and administrative	16,255	13,620	2,635	19.3
Research and development	7,208	6,719	489	7.3
Total operating expenses	23,463	20,339	3,124	15.4
Loss from operations	$(13,097)	$(16,578)	$3,481	(21.0)%
Other income (expense), net:
Interest expense	(1,507)	(1,060)	(447)	42.1
Interest and other income	1,392	46	1,346	2,910.1
Total other (expense) income, net:	(115)	(1,014)	899	(88.6)%
Loss before income taxes	(13,212)	(17,592)	4,380	(24.9)
Income tax expense	—	4	(4)	(100.0)
Net loss	$(13,212)	$(17,596)	$4,384	(24.9)%
Other comprehensive loss
Unrealized gain (loss) on short-term investments	84	(74)	158	(213.5)
Foreign currency translation gain (loss)	2	(4)	6	(152.6)
Total other comprehensive loss	86	(78)	164	(210.6)
Comprehensive loss	$(13,126)	$(17,674)	$4,548	(25.7)%

Sales

Sales increased by $8.6 million, or 95.6%, to $17.5 million for the three months ended March 31, 2023, from $8.9 million for the three months ended March 31, 2022. The increase in total sales was primarily due to incremental sales of 6,357 LALs and 16 LDDs from strong adoption of our RxSight technology by practices and doctors.

Cost of sales

Cost of sales increased by $1.9 million, or 37.5%, to $7.1 million for the three months ended March 31, 2023, from $5.2 million for the three months ended March 31, 2022, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 59.3% in the three months ended March 31, 2023, from 42.6% for the three months ended March 31, 2022 primarily due to improved operating leverage from increased sales volumes and favorable product mix.

SG&A expenses

SG&A expenses increased by $2.7 million, or 19.3%, to $16.3 million for the three months ended March 31, 2023, from $13.6 million for the three months ended March 31, 2022. This increase was primarily attributable to an increase in selling and marketing costs of $2.0 million mainly due to increased salaries from increased headcount of 36, $0.3 million of increased stock-based compensation expense due to increased headcount, and increased travel costs of $0.2 million from increased LDD sales when compared to the three months ended March 31, 2022. General and administrative expenses increased $0.1 million due to increased personnel expenses of $0.3 million primarily due to increased headcount, and increased stock-based compensation of $0.2 million which were partially offset by lower insurance costs of $0.3 million when compared to the three months ended March 31, 2022.

Research and development expenses

Research and development expenses increased by $0.5 million, or 7.3%, to $7.2 million for the three months ended March 31, 2023, from $6.7 million for the three months ended March 31, 2022. This increase was primarily attributable to increased salaries of $0.5 million from increased headcount and $0.3 million from increased clinical study costs which were partially offset by reduced material costs of $0.2 million.

Other income (expense), net

Other income (expense), net, decreased by $0.9 million to expense of $0.1 million for the three months ended March 31, 2023 from expense of $1.0 million for the three months ended March 31, 2022 due to an increase in interest expense of $0.5 million on our amended term loan due to increased interest paid from higher interest rates which were offset by increased interest income of $1.3 million from higher interest rates earned on our short-term investments.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $153.9 million. For the three months ended March 31, 2023, and 2022, our loss from operations were $13.1 million and $16.6 million, respectively. We had an accumulated deficit of $559.2 million as of March 31, 2023.

Recent Developments

Shelf Registration Statement

On August 8, 2022, we filed a $200.0 million shelf registration statement which became effective on August 12, 2022. The shelf registration is effective for three years and permits us to sell, from time to time, up to $200.0 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement was intended to provide us with flexibility to access additional capital when market conditions are appropriate. At the time of filing the shelf registration statement, we also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of our common stock through an ATM offering. The ATM shares are offered through BofA Securities, Inc. as sales agent. As of March 31, 2023, a total of 1,355,216 shares of common stock, for total net proceeds of $16.9 million, have been issued and sold through the ATM offering, of which 879,341 shares of common stock, for net proceeds of $10.9 million, were sold during the quarter ended March 31, 2023.

On February 7, 2023, we entered into an underwriting agreement with BofA Securities, Inc., pursuant to which we agreed to issue and sell 4,000,000 shares of our common stock in a public offering, pursuant to the shelf registration statement. The shares of common stock were sold at a price to the public of $12.50 per share. Under the terms of the underwriting agreement, we also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 600,000 shares of common stock on the same terms and conditions. The public offering closed on February 10, 2023. The underwriters' option was exercised in full on February 10, 2023 and closed on February 14, 2023. We received net proceeds of approximately $53.6 million from the public offering, after deducting underwriters' discounts and commissions of $3.5 million and offering expenses of $0.5 million.

Term Loan

On May 3, 2022, we entered into a Second Amendment (“Second Amendment”) to the Term Loan (as amended through the Second Amendment, (“Amended Term Loan”). The Amended Term Loan increased the loan and security agreement to $60.0 million, of which $40.0 million was fully funded as of May 3, 2022 from the original term loan. Under the Amended Term Loan, we may borrow an additional amount of up to $10.0 million through June 30, 2023, upon satisfaction of the applicable drawdown conditions and achievement of sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending March 31, 2023. Subject to the terms and conditions of the Amended Term Loan, we may also borrow an additional amount of up to $10.0 million through September 30, 2023, upon satisfaction of the applicable drawdown conditions and achievement of sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending June 30, 2023. The

Amended Term Loan bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 1-Month Term Secured Overnight Financing Rate (“SOFR”) (or, if greater, 0.16%) plus an applicable margin of 9.09%. If there is an event of default under the Amended Term Loan additional interest of 5% applies. The Amended Term Loan extends the maturity date of the loan and security agreement from October 1, 2025 to February 1, 2027. The Company refers to its $60.0 million Amended Term Loan as its credit facility. See Note 6 - Term Loan in the Notes to the unaudited condensed consolidated financial statements included in this report.

Standby letter of credit

We also have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.3 million as of March 31, 2023 and December 31, 2022, respectively.

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
•
the impact of the COVID-19 pandemic.

During the quarter ended March 31, 2023, we sold 879,341 common shares through the ATM offering for $10.9 million in net proceeds after deducting underwriting discounts and commissions. In addition, in February 2023, we sold 4,600,000 common shares in a public offering and received net proceeds of approximately $53.6 million, after deducting underwriters' discounts and commissions of $3.5 million and offering expenses of $0.5 million.

We expect that our current cash, cash equivalents and short-term investments through the date of filing of this report will be sufficient to fund our operations for at least the next 12 months. Although, based on our current planned operations, we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may be required to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities or by entering into partnerships or a combination of one or more of these funding sources in order to meet our liquidity requirements. We may also opportunistically access our ATM facility under advantageous circumstances.

See Part II, Item 1A (“Risk Factors”) of this report for additional risks associated with our substantial capital requirements.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	For the Three Months Ended March 31,
	(unaudited)
	2023	2022
Net cash (used in) provided by:
Operating activities	$(17,764)	$(14,985)
Investing activities	(48,365)	14,859
Financing activities	65,305	(98)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	2	(5)
Net decrease in cash, cash equivalents and restricted cash	$(822)	$(229)

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2023, was $17.8 million, consisting primarily of a net loss of $13.2 million and a change in operating assets and liabilities of $7.7 million, partially offset by non-cash stock-based compensation of $3.3 million.

Net cash used in operating activities for the three months ended March 31, 2022, was $15.0 million, consisting primarily of a net loss of $17.6 million and a net increase in operating assets and a net decrease in operating liabilities of $1.2 million, which was partially offset by non-cash stock-based compensation of $2.6 million and depreciation and amortization of $1.0 million.

Cash (used in) provided by investing activities

Net cash used in investing activities for the three months ended March 31, 2023, was $48.4 million, consisting primarily of net purchases of short-term investments of $47.6 million and purchases of property and equipment of $0.7 million.

Net cash provided by investing activities for the three months ended March 31, 2022, was $14.9 million, consisting primarily of net maturities of short-term investments of $15.2 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the three months ended March 31, 2023, was $65.3 million consisting primarily of proceeds from issuances of common stock from our public offering of $54.1 million, proceeds from issuance of common stock for at-the-market offerings of $11.1 million and proceeds from stock options exercised of $0.8 million.

Net cash used in financing activities for the three months ended March 31, 2022, was $0.1 million, primarily consisting of payments for employee taxes related to stock compensation of $0.4 million offset by proceeds from stock options exercised of $0.3 million.

Contractual obligations and commitments

We have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.3 million as of March 31, 2023 and December 31, 2022.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which may affect our future financial statement presentation, financial condition, results of operations and cash flows. Our significant accounting policies are more fully described in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 6, 2023. We believe that the accounting policies we use are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

We believe that accounting policies we have identified as critical involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, those are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 6, 2023. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.

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

Recent accounting pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our financial statements included elsewhere in this report for additional information.

Emerging growth company and smaller reporting company status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this report and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

Supply chain constraints, inflation and COVID-19 pandemic

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, since the start of the COVID-19 pandemic and resultant supply chain constraints, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, and COVID related shutdowns in China and the military conflict in Ukraine, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. On January 31, 2023, the FDA approved our premarket approval supplement to our lower cost LDD for various modifications that are intended to reduce the cost to manufacture the device. However, we have deferred the introduction of our lower cost-to-manufacture LDD to the market until the second half of 2023, as it is less difficult to procure components and subcomponents for our existing LDD than the lower cost-to-manufacture LDD. Currently, we are procuring materials for both LDD's, which have the same functionality. Management’s expectation is that our gross margin will be impacted by the decision to continue to produce both LDD's, which is necessary to mitigate potential supply chain issues. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2023, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

Item 1A: Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. In addition to the other information included in this report, the following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below may not be the only ones we face. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. See the section titled “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this report. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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
•
We currently maintain all of our cash, cash equivalents and short-term investments in a limited number of financial institutions and, therefore, our cash, cash equivalents and short-term investments could be adversely affected if any of the financial institutions in which we hold our cash, cash equivalents and short-term investments fails.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $63.3 million and $52.8 million for the years ended December 31, 2022 and 2021, respectively and $13.1 million for the three months ended March 31, 2023. As a result of these losses, as of March 31, 2023, we had an accumulated deficit of $559.2 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the costs associated with being a public company.

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

40

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

As of March 31, 2023 and December 31, 2022, we had $153.9 million and $105.8 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC (though we may opportunistically access our ATM facility under advantageous circumstances), we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

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

We currently maintain all of our cash, cash equivalents and short-term investments in a limited number of financial institutions and, therefore, our cash, cash equivalents and short-term investments could be adversely affected if any of the financial institutions in which we hold our cash, cash equivalents and short-term investments fails.

We currently maintain all of our cash, cash equivalents and short-term investments with a limited number of financial institutions. At the current time, our cash, cash equivalents and short-term investment balances with such financial institutions are held primarily in U.S. treasury bills with a duration of less than 12 months. A portion of our operating cash is held in accounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The failure of one or more of the financial institutions in which our cash, cash equivalents and short-term-investments are held, the resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by any of those financial institutions, could impact access to our operating cash and a temporary inability to access our short-term investments in U.S. treasury bills which could have an adverse effect on our business, financial condition and results of operations.

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

43

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

46

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

48

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

Furthermore the overall amount of reimbursement available for products and procedures intended to treat cataract and refractive conditions of the eye could remain at current levels or decrease in the future. Failure by doctors to obtain and maintain coverage and adequate reimbursement as well as patient charges for the procedures performed using our products would materially adversely affect our business, financial condition and results of operations.

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

52

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

53

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

As of March 31, 2023, we had federal net operating loss carryforwards (“NOLs”) of approximately $300.4 million, which will begin to expire in various years ranging from 2023 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act.

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

66

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

71

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

78

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

In 2017, the European Union (“EU”) published the new EU Medical Device Regulation (“MDR”) (2017/745), the application of which was postponed until May 26, 2021 for class I devices (lowest risk) and May 26, 2024 for all other class devices (higher risk devices). In February 2023, EU Parliament voted to extend the MDR transition timelines, which postpones application until December 2027 for higher-risk Class III and implantable IIb devices and until December 2028 for lower-risk Class I and IIa devices. The new regulations replace predecessor directives and emphasize a global convergence of regulations. With the transition from the Medical Devices Directive (“MDD”), to the MDR, notified bodies are required to seek designation to operate as conformity assessment authorities under the new law. While we are currently in compliance with the MDR and in process of transferring certification from MDD to MDR, compliance with any new or changing regulations in the EU or other jurisdictions where we currently commercialize our products or intend to commercialize in the future is a time consuming process that may require comprehensive quality system audits and new conformity assessment certifications for our products. Major changes include:

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

Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, and staffing shortages, may also slow the time necessary for new medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies such as the FDA had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace or may be unable to complete required inspections during the review period, which can delay clinical development and result in a complete response letter. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on the FDA and other regulatory policies and operations is unclear. Disruptions to the FDA could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns, if any, could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our global operations can expose us to numerous and sometimes conflicting legal and regulatory requirements, including to anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Bribery Act, and violation of these requirements could result in substantial penalties and prosecution and harm our business.

We have commercialized the RxSight system outside of the United States, and each component is registered with the MHRA in the United Kingdom. We are subject to numerous, and sometimes conflicting, legal regimes in the countries in which we operate, including on matters as diverse as health and safety standards, marketing and promotional activities, anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and labor relations. This includes in emerging markets where legal systems may be less familiar to us. We strive to abide by and maintain compliance with these laws and regulations. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our customers or distributors that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

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

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, since the start of the COVID-19 pandemic and resultant supply chain constraints, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times, particularly in Europe and Asia, related to the COVID-19 pandemic, and COVID related shutdowns in China and the military conflict in Ukraine, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. On January 31, 2023, the FDA approved our premarket approval supplement to our lower cost LDD for various modifications that are intended to reduce the cost to manufacture the device. However, we have deferred the introduction of our lower cost-to-manufacture LDD to the market until the second half of 2023, as it is less difficult to procure components and subcomponents for our existing LDD than the lower cost-to-manufacture LDD. Currently, we are procuring materials for both LDD's, which have the same functionality. Management’s expectation is that our gross margin will be impacted by the decision to continue to produce both LDD's, which is necessary to mitigate potential supply chain issues. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through May 1, 2023, our common stock has traded at a low of $8.80 and a high of $19.67 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

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

As of March 31, 2023, we had 33,966,697 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

We have filed registration statements on Form S-8 under the Securities Act registering the offer and sale of up to an aggregate of 9,216,217 shares of common stock pursuant to our Equity Incentive Plans and an aggregate of 757,694 shares of common stock pursuant to our 2021 ESPP. Our 2021 Plan and 2021 ESPP each contain an evergreen provision that may increase the number of shares available for issuance pursuant to such plans on the first day of each fiscal year. See Note 7 – Stock-Based Compensation Expense in the Notes to the unaudited condensed consolidated financial statements included in this report.

On August 8, 2022, we filed a $200.0 million shelf registration statement which became effective on August 12, 2022. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $200.0 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. At the time of filing of the shelf registration statement, we also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of our common stock through an “at-the-market” (the “ATM”) offering. The shares are being offered through BofA Securities, Inc. as sales agent. As of March 31, 2023, a total of 1,355,216 shares of common stock, for total net proceeds of $16.9 million, have been issued and sold through the ATM offering, of which 879,341 shares of common stock, for net proceeds of $10.9 million, were sold during the quarter ended March 31, 2023.

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

As of March 31, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 40% of our voting common stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

None

(c) Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report unless otherwise stated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Amendment #2 to Sublease, dated as of January 16, 2023, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-K	001-40690	10.18	March 6, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

* Filed herewith

† The certifications attached as Exhibit 32.1 and 32.2 that accompany this report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RxSight Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RxSight, Inc.

Date: May 9, 2023	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Shelley Thunen
Shelley Thunen
Chief Financial Officer
(Principal Financial and Accounting Officer)

