Form 10-Q
period 2023-06-30
RxSight, Inc.
filed 2023-08-07
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 35,643,669 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements concerning the following:

•
the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements, including our expectation that we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q as filed with the Securities and Exchange Commission (“SEC”);
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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors”, elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,753	$11,834
Short-term investments	138,340	93,968
Accounts receivable	13,295	10,956
Inventories	17,945	14,835
Prepaid and other current assets	2,112	2,962
Total current assets	180,445	134,555
Property and equipment, net	10,533	10,138
Operating leases right-of-use assets	3,174	3,943
Restricted cash	761	761
Other assets	348	767
Total assets	$195,261	$150,164
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,997	$2,595
Accrued expenses and other current liabilities	10,588	12,672
Lease liabilities	1,980	1,970
Total current liabilities	16,565	17,237
Long-term lease liabilities	1,843	2,856
Term loan, net	19,589	40,169
Other long-term liabilities	76	—
Total liabilities	38,073	60,262
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 35,168,041 shares issued and outstanding as of June 30, 2023 and 28,268,389 shares issued and outstanding as of December 31, 2022	35	28
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	730,274	636,001
Accumulated other comprehensive loss	(73)	(95)
Accumulated deficit	(573,048)	(546,032)
Total stockholders' equity	157,188	89,902
Total liabilities and stockholders' equity	$195,261	$150,164

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$20,810	$11,360	$38,299	$20,301
Cost of sales	8,795	6,572	15,919	11,752
Gross profit	12,015	4,788	22,380	8,549
Operating expenses:
Selling, general and administrative	18,239	14,388	34,492	28,008
Research and development	7,401	6,192	14,608	12,911
Total operating expenses	25,640	20,580	49,100	40,919
Loss from operations	(13,625)	(15,792)	(26,720)	(32,370)
Other income (expense), net:
Interest expense	(1,568)	(1,136)	(3,075)	(2,196)
Interest and other income	1,777	196	3,168	242
Loss on extinguishment of term loan	(362)	—	(362)	—
Loss before income taxes	(13,778)	(16,732)	(26,989)	(34,324)
Income tax expense	26	—	27	4
Net loss	$(13,804)	$(16,732)	$(27,016)	$(34,328)
Other comprehensive income (loss)
Unrealized (loss) gain on short-term investments	(65)	(76)	19	(150)
Foreign currency translation gain (loss)	1	(9)	3	(13)
Total other comprehensive (loss) income	(64)	(85)	22	(163)
Comprehensive loss	$(13,868)	$(16,817)	$(26,994)	$(34,491)
Net loss per share:
Basic & diluted	$(0.40)	$(0.61)	$(0.82)	$(1.25)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	34,498,265	27,559,908	33,075,585	27,493,130

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Six Months Ended June 30, 2023

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2022	28,268,389	$28	$636,001	$(95)	$(546,032)	$89,902
Shares issued for the exercise of stock options and vesting of restricted stock units	243,598	—	761	—	—	761
Shares redeemed for employee tax withholdings	(24,631)	—	(337)	—	—	(337)
Stock-based compensation expense	—	—	3,295	—	—	3,295
Issuance of common stock for public offering, net of underwriting discounts, commissions and offering costs	4,600,000	5	53,595	—	—	53,600
Issuance of common stock for at-the-market offerings, net of issuance costs	879,341	1	10,913	—	—	10,914
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	84	—	84
Foreign currency translation adjustment	—	—	—	2	—	2
Net loss	—	—	—	—	(13,212)	(13,212)
Balance at March 31, 2023	33,966,697	$34	$704,228	$(9)	$(559,244)	$145,009
Shares issued for the exercise of stock options and vesting of restricted stock units	316,092	—	2,599	—	—	2,599
Stock-based compensation expense	—	—	3,955	—	—	3,955
Shares issued for the employee stock purchase plan	50,504	—	536	—	—	536
Issuance of common stock for at-the-market offerings, net of issuance costs	834,748	1	18,956	—	—	18,957
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(65)	—	(65)
Foreign currency translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(13,804)	(13,804)
Balance at June 30, 2023	35,168,041	$35	$730,274	$(73)	$(573,048)	$157,188

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

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(27,016)	$(34,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,944	2,025
Amortization of right-of-use lease assets	85	56
Amortization of debt issuance costs and premium	283	265
Loss on extinguishment of debt	362	—
Amortization of discount on short-term investments	(2,953)	(231)
Stock-based compensation	7,250	5,553
Provision for excess and obsolete inventory	14	120
Change in operating assets and liabilities:
Accounts receivable	(2,338)	(2,022)
Inventories	(3,124)	(3,710)
Prepaid and other assets	868	1,099
Accounts payable	1,324	1,348
Accrued expenses and other liabilities	(2,009)	17
Net cash used in operating activities	(25,310)	(29,808)
Investing Activities:
Purchase of property and equipment	(2,570)	(1,451)
Maturity of short-term investments	115,000	135,000
Purchases of short-term investments	(156,400)	(104,564)
Net cash (used in) provided by investing activities	(43,970)	28,985
Financing Activities:
Proceeds from term loan	20,000	—
Repayment of term loan	(40,000)	—
Proceeds from issuance of common stock from public offering	54,050	—
Proceeds from issuance of common stock for at-the-market offerings	30,496	—
Proceeds from issuance of common stock	3,896	1,044
Payments for employee taxes related to stock compensation	(337)	(362)
Principal payments on finance lease liabilities	(82)	(60)
Payments of deferred offering costs	(602)	—
Payments of debt issuance costs	(1,225)	(142)
Net cash provided by financing activities	66,196	480
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	3	(14)
Net decrease in cash, cash equivalents and restricted cash	(3,081)	(357)
Cash, cash equivalents and restricted cash - beginning of period	12,595	25,172
Cash, cash equivalents and restricted cash - end of period	$9,514	$24,815
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	1,107	1,023
Cash paid for income taxes	12	3
Cash paid for interest on financing leases	7	3
Cash paid for interest on term loan	3,240	1,904
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	—	1,090
Finance lease	—	288
Lease obligations recorded for right-of-use assets:
Operating lease	—	1,090
Finance lease	—	256
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	408	238
Deferred offering costs included in accounts payable and accrued liabilities	187	—
Reclassification of deferred financing costs	(1,075)	—

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

ATM Offering

As of June 30, 2023, through the ATM offering, a total of 2,189,964 shares of the Company's common stock, for total net proceeds of $35.8 million, have been issued and sold, of which 1,714,089 shares of the Company's common stock, for net proceeds of $29.9 million, were sold during the six months ended June 30, 2023.

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

As of June 30, 2023 and December 31, 2022 the Company had cash, cash equivalents and short-term investments of $147.1 million and $105.8 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended June 30, 2023 and 2022, the Company incurred losses from operations of $13.6 million and $15.8 million, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred losses from operations of $26.7 million and $32.4 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, though the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of June 30, 2023 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on March 6, 2023.

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
•
the type of investments made.

The Company had $57,000 and $75,000 of unrealized losses related to short-term investments as of June 30, 2023 and December 31, 2022, respectively.

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

The Company is subject to the risks related to global lead times, particularly in Europe and Asia, leading to a supply interruption from the Company's suppliers. In addition, the Company is currently experiencing inflation and longer lead times and limited availability in its supply chain for certain components and has continued exposure to price and supply risk related to anticipated purchases of certain commodities, materials and products used in its business.

Accounts Receivable

The Company has a diverse customer base and as of June 30, 2023 and December 31, 2022 the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of June 30, 2023 or December 31, 2022.

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

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, operating lease liabilities and a term loan. Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities, new loan and security agreement and amended term loan at June 30, 2023 and December 31, 2022 approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of such date.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	5,821,076	1,942,092	3,409,842	1,973,913
Restricted stock units issued under the 2021 Equity Incentive Plan	773,940	65,825	671,956	48,188
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	39,568	48,373	45,191	47,496

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

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the three and six months ended June 30, 2023 and 2022, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

For the three and six months ended June 30, 2023 and 2022, contract liabilities from sales activity recorded as liabilities on the Company's condensed consolidated balance sheets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

LDD (including training)	$7,720	$5,683	$14,195	$10,253
LAL	12,411	5,349	22,806	9,453
Service warranty, service contracts, and accessories	679	328	1,298	595
	$20,810	$11,360	$38,299	$20,301

As of June 30, 2023 and December 31, 2022, the Company recognized contract liabilities on its condensed consolidated balance sheets of $1,351,000 and $1,187,000, respectively, related to the service agreement performance obligation. Revenue for service agreements is recognized ratably over the term of each contract.

The following table represents the contract liabilities from sales activity for the six months ended June 30, 2023 and 2022, respectively (in thousands):

	Six Months Ended June 30,
	2023	2022

Balance at beginning of period	$1,193	$540
Additions during the period	1,391	741
Revenue recognized during the period	(1,233)	(543)
Balance at end of period	$1,351	$738

For the three and six months ended June 30, 2023 and 2022, the Company did not have any customers who individually accounted for greater than 10% of revenue.

Stock-Based Compensation Expense

The Company has three equity incentive compensation plans: the Calhoun Vision, Inc. 2006 Stock Plan (“2006 Plan”); the Calhoun Vision, Inc. 2015 Equity Incentive Plan (“2015 Plan”); and the 2021 Equity Incentive Plan (“2021 Plan”), which are collectively referred to as the (“Equity Plans”). The Company also has an employee stock purchase plan, the 2021 Employee Stock Purchase Plan (“2021 ESPP”).

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

Stock option awards are granted with an exercise price of no less than 100% of estimated fair market value on the date of grant. Time based awards generally vest over four years as follows, subject to the optionee’s continuing service: (i) one fourth of the total number of shares vest and become exercisable on the one-year anniversary and then 1/48th of the total number of shares subject to the option vest and become exercisable on each monthly anniversary thereafter for the remaining three years; or (ii) 1/48th of the total number of shares subject to the option vest and become exercisable each month over four years.

Prior to the Company's shares being traded on the Nasdaq Global Market, the fair value of the Company’s common stock was determined by the Board at the time of each option grant by considering a number of objective and subjective factors. These factors included the valuation of a select group of public peer group companies within the medical device industry that focus on technological advances and development that the Board believed were comparable to the Company’s operations. Operating and financial performance, the lack of liquidity of the common stock and trends in the broader economy and medical device industry also impacted the determination of the fair value of the common stock. In addition, the Company regularly engaged a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock. For all grants subsequent to commencement of trading of the Company's shares on the Nasdaq Global Market in July 2021, the fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Market.

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended June 30, 2023 that are of significance or potential significance to the Company.

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

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$138,397	$(57)	$138,340

	As of December 31, 2022
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$94,043	$(75)	$93,968

All available-for-sale securities held as of June 30, 2023 and December 31, 2022 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Finished goods	$7,757	$6,408
Raw materials	5,719	6,494
Work-in-process	4,868	2,567
	18,344	15,469
Less: reserve for excess and obsolete inventory	(399)	(634)
	$17,945	$14,835

At June 30, 2023 and December 31, 2022, finished goods included $5.4 million and $2.8 million of inventory held on consignment at customer sites, respectively.

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

	As of June 30, 2023
	Level I	Level II	Total
Assets:
Money market securities	$5,391	$—	$5,391
U.S. Treasury securities	—	138,340	138,340
Total assets at fair value	$5,391	$138,340	$143,731

	As of December 31, 2022
	Level I	Level II	Total
Assets:
Money market securities	$8,909	$—	$8,909
U.S. Treasury securities	—	93,968	93,968
Total assets at fair value	$8,909	$93,968	$102,877

Note 6 – Term Loans

Refinancing and Payoff of Oxford Debt

On October 29, 2020, the Company and Oxford Finance LLC (“Oxford”), as collateral agent, and certain lenders (“Lenders”) entered into that certain Loan and Security Agreement, as amended by that certain Consent and First Amendment to Loan and Security Agreement, dated as of July 6, 2021, and that certain Second Amendment to Loan and Security Agreement, dated as of May 3, 2022 (the “May 2022 LSA”), pursuant to which the Lenders provided to us certain loans in accordance with the terms and conditions of the May 2022 LSA (such loans collectively, the “May 2022 Term Loan”).

On June 30, 2023, the Company entered into a new Loan and Security Agreement (the “June 2023 LSA”) with Oxford as collateral agent and the lenders party thereto, pursuant to which the Company borrowed $20.0 million in aggregate Term A Loans (the “Term A Loans”). On that same date, the Company prepaid the May 2022 Term Loan in full using a combination of cash, primarily comprised of $19.4 million of net cash raised under the ATM Facility during the quarter ended June 30, 2023, $20.0 million in Term A Loans and $1.7 million in cash reserves.

On August 4, 2023, the Company prepaid the Term A Loans in full, including accrued interest and fees, using $11.9 million of cash, net, raised under the ATM Facility subsequent to June 30, 2023 and $9.3 million in cash reserves.

New Loan and Security Agreement

Under the June 2023 LSA, the Company may borrow additional term loans of up to $40.0 million in aggregate principal, in four tranches and subject to the Company achieving certain revenue milestones and satisfying customary conditions precedent (each a “Term Loan” and together with the Term A Loans, the “Loans”). For each such additional tranche of Term Loans, an unused term loan commitment fee equal to 1.00% of the total earned amount of such additional tranche will be due and payable on the earliest to occur of (a) the expiration of the draw period for such additional tranche, (b) the acceleration of any Term Loan during the draw period for such additional tranche or (c) the voluntary or mandatory prepayment of all of the Term Loans during the draw period for such additional tranche (including in each case, as a result of an event of default as defined in the June 2023 LSA during the draw period for such additional tranche).

Each Loan bears interest at a floating per annum rate equal to (a) the greater of (i) the 1-Month Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 5.15%, plus (b) 6.35%; provided, in no event will the interest rate for any Loan be less than 11.50% per annum. Upon any event of default as defined in the June 2023 LSA, the interest rate will increase to 5.0% above the applicable interest rate.

The Loans mature on June 1, 2028. Principal repayment will commence on August 1, 2026 in equal monthly installments of the outstanding Loan balance through the maturity date. If the Company is in compliance with its revenue covenant in the June 2023 LSA for each quarterly measuring date from June 30, 2023 through July 1, 2026 and if it has not elected to pledge its intellectual property as collateral security for the Loans before August 1, 2026, then principal repayment will begin on August 1, 2027.

The Loans and June 2023 LSA are secured by substantially all of the Company’s personal property other than the Company’s intellectual property. The Company also entered into a negative pledge arrangement with the collateral agent and lenders where the Company agreed not to encumber any of its intellectual property.

The Company may elect to prepay the outstanding Loans, in whole but not in part, at any time. After August 31, 2024, the Company may also elect to prepay part of the outstanding Loans. Upon a voluntary or mandatory prepayment of the Loans, the Company is required to pay the lenders’ expenses and all accrued but unpaid interest on the Loans through the prepayment date.

A final payment fee (“Final Payment Fee”) equal to 5.0% of the original principal amount of the Loans advanced will be due at the earlier of the maturity date, acceleration of the Loans, or a voluntary or mandatory prepayment of the Loans (including as a result of an event of default as defined in the June 2023 LSA). The Company paid $0.1 million in closing costs that are directly attributable to execution of the June 2023 LSA transaction. The Final Payment Fee and closing costs were accreted to the carrying value of the debt as a debt premium and are being amortized to interest expense over the life of the loan using the effective interest method.

The June 2023 LSA includes customary representations and covenants that, subject to exceptions and qualifications, restrict the Company’s ability to do the following things: engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; engage in businesses that are not related to the Company’s existing business; add or change business locations; incur additional indebtedness; incur additional liens; make loans and investments; declare dividends or redeem or repurchase equity interests; and make certain amendments or payments in respect of any subordinated debt. In addition, the June 2023 LSA contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of the Company’s bank accounts, protection of the Company’s intellectual property, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries. The June 2023 LSA also contains a performance to plan revenue covenant, unless the Company elects to grant a first priority security interest in its intellectual property to secure the Loans and Company’s obligations under the June 2023 LSA. The Company refers to its $60.0 million June 2023 LSA as its credit facility. The June 2023 LSA was recorded as a debt modification.

Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal, interest and other amounts under the June 2023 LSA immediately due and payable and may exercise the other rights and remedies provided for under the June 2023 LSA and related loan documents. The events of default under the June 2023 LSA include, subject to grace periods in certain instances, payment defaults, breaches of covenants or representations and warranties, a material adverse change as defined in the June 2023 LSA and with respect to certain governmental approvals, material judgments and attachments, bankruptcy and insolvency events with respect to the Company and its subsidiaries, defaults under other material indebtedness or subordinated debt, and delisting of the Company’s shares from the Nasdaq Global Market or a similar stock exchange.

May 2022 Term Loan

On May 3, 2022, the Company entered into the May 2022 Term Loan. The May 2022 Term Loan increased the loan and security agreement to $60.0 million, of which $40.0 million was fully funded as of May 3, 2022 from the original term loan. Under the May 2022 Term Loan, the Company could have borrowed an additional amount of up to $10.0 million through June 30, 2023, upon satisfaction of the applicable drawdown conditions and achievement of sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending March 31, 2023. Subject to the terms and conditions of the May 2022 Term Loan, the Company could have borrowed an additional amount of up to $10.0 million through September 30, 2023, upon satisfaction of the applicable drawdown conditions and achievement of sufficient trailing twelve-month sales as provided in the agreement for the measurement period ending June 30, 2023. The May 2022 Term Loan bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 1-Month Term Secured Overnight Financing Rate (“SOFR”) (or, if greater, 0.16%) plus an applicable margin of 9.09%. If there was an event of default under the May 2022 Term Loan additional interest of 5.0% applies. The May 2022 Term Loan extended the maturity date of the loan and security agreement, which was due to expire on October 1, 2025, to February 1, 2027. The May 2022 Term Loan was recorded as a debt modification.

The May 2022 Term Loan was secured by substantially all of the Company's personal property other than its intellectual property, but includes any accounts receivable, other amounts owed and any proceeds of intellectual property. The Company also entered into a negative pledge arrangement with the collateral agent and lenders where the Company agreed not to encumber any of its intellectual property. The May 2022 Term Loan also included certain customary representations and warranties, affirmative and negative covenants, and events of default, including a financial performance-to-plan covenant that required the Company to achieve certain minimum net sales, measured on a trailing twelve-month basis.

The May 2022 Term Loan required 35 months of interest-only payments, followed by 22-months of principal and accrued interest payments. If the Company was in compliance with its performance-to-plan covenant through April 1, 2025 and had not provided an IP lien election notice before May 1, 2025, the interest-only period would have been extended by 12 months, and the amortization period would have been reduced to ten months. Payments were due on the first day of each month in arrears. All unpaid amounts under the May 2022 Term Loan were to mature on February 1, 2027. The Company could have elected to prepay the loans under the credit facility at any time in full or in part; however, the Company could have elected to prepay the loans in part once, in an amount not less than $5.0 million. Any amounts prepaid may not be subsequently reborrowed. Under the May 2022 Term Loan, a final payment (“Final Payment”) would have been due at the earlier of the maturity date, acceleration of the loans, or a voluntary or mandatory prepayment of the loans, in an amount equal to (a) if the Final Payment is due on or after January 1, 2022 through and including October 31, 2022, three percent (3.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid), (b) if the Final Payment is due on or after November 1, 2022 through and including October 31, 2023, four percent (4.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid) and (c) if the Final Payment is due on or after November 1, 2023, five percent (5.00%) of the original principal amount of the loans (or, in the case of a partial prepayment, the amount of principal to be prepaid). The Company paid $0.1 million in loan amendment fees and other closing costs that are directly attributable to execution of the May 2022 Term Loan transaction. These issuance costs are recorded as a discount to the carrying amount of the debt and are being amortized, along with the unaccreted portion of the Final Payment and unamortized debt issuance costs from the original Term Loan, to interest expense over the expected term of the debt using the effective interest method.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with the June 2023 LSA and May 2022 Term Loan covenants, respectively.

For the three and six months ended June 30, 2023 and 2022 the cash interest paid and effective interest rate on the June 2023 LSA and May 2022 Term Loan were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cash interest paid	14.07%	9.86%	13.85%	9.52%
Effective interest rate	15.48%	11.50%	15.25%	11.05%

As of June 30, 2023 future principal payments due under the June 2023 LSA were as follows (in thousands):

Year Ended December 31,
2023 (remainder)	$—
2024	—
2025	—
2026	4,348
2027	10,435
2028	5,217
Total	20,000
Less: exit fee and unamortized issuance costs	(411)
Term loan, net	$19,589

See Note 10 - Subsequent Events for further information.

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

Evergreen provision

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Board. On January 1, 2022, the number of shares available under the 2021 Plan increased by 1,094,670 shares of common stock pursuant to this feature. On January 1, 2023, the number of shares available under the 2021 Plan further increased by 1,130,735 shares of common stock pursuant to this feature. As of June 30, 2023, the number of shares of the Company’s common stock available for future issuance under the 2021 Plan was equal to 431,050 shares of common stock

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of June 30, 2023, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 614,472 shares of common stock.

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

A summary of the stock option activities related to the Equity Plans for the six months ended June 30, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2022	6,339,558	$11.88	6.48
Granted	1,315,591	15.09
Exercised	(415,456)	8.09
Forfeited	(88,582)	13.26
Expired	(62,392)	18.49
Options outstanding as of June 30, 2023	7,088,719	12.62	6.84
Exercisable as of June 30, 2023	4,016,925	$11.24	5.30

As of June 30, 2023 and December 31, 2022 the intrinsic value of options vested was $70.5 million and $15.9 million, respectively, and of all options outstanding was $114.7 million and $16.4 million, respectively. During the six months ended June 30, 2023 and 2022, the total cash received from the exercise of stock options was $3.4 million and $0.6 million, respectively. The total fair value less strike price of these options was $5.2 million and $1.2 million, respectively.

A summary of non-vested restricted stock unit activities for the six months ended June 30, 2023 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2022	492,862	$15.08
Granted	430,926	16.00
Vested	(144,234)	14.43
Forfeited	(6,105)	15.12
Unvested at June 30, 2023	773,449	$15.72

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,021	$792	$1,823	$1,566
Selling, general and administrative	2,639	1,866	4,910	3,520
Cost of goods sold	295	246	517	467
	$3,955	$2,904	$7,250	$5,553

As of June 30, 2023 and December 31, 2022, there were 3,071,794 and 2,447,687 unvested options, respectively. As of June 30, 2023 and December 31, 2022, total unrecognized expense related to unvested stock options was approximately $25.9 million and $19.1 million, respectively. Amounts are expected to be recognized over a weighted average period of approximately 2.7 and 2.6 years, respectively.

As of June 30, 2023, and December 31, 2022 , total unrecognized expense related to non-vested restricted stock units was approximately $10.9 million and $6.1 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years and 2.3 years, respectively.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Six Months Ended June 30,
	2023		2022
	Range	Weighted Average	Range	Weighted Average
Expected volatility	64.9% to 65.7%	65.1%	62.4% to 63.4%	62.7%
Risk-free interest rate	3.4% to 4.2%	4.1%	2.0% to 3.0%	2.2%
Expected life (in years)	6.0 to 10.0 years	6.0 years	6.0 to 10.0 years	6.1 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$12.91 to $28.80	$15.26	$10.74 to $12.85	$12.32

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance under the Equity Plans, 2021 ESPP and the ATM offering consisted of the following:

	June 30, 2023	December 31, 2022
Stock options issued and outstanding under the Equity Plans	7,088,719	6,339,558
Shares available for future issuance under the Equity Plans	431,050	865,122
Restricted stock units issued under the 2021 Plan	773,449	492,862
Shares available for future issuance under 2021 ESPP	614,472	664,976
Shares available for future sale under the ATM offering (1)	427,892	3,454,064
Total shares of common stock reserved	9,335,582	11,816,582

(1) Based on the closing stock price of $28.80 as reported on the Nasdaq Global Market on June 30, 2023.

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

As of June 30, 2023 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 121,000 square feet in the aggregate and expire between August 31, 2024 and January 31, 2026. For one of the facilities operating leases, the lessor provided $900,000 in tenant allowances.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in thousands):

		June 30,	December 31,
Leases	Classification	2023	2022

Assets
Operating	Operating leases right-of-use assets	$3,174	$3,943
Finance	Property and equipment, net	84	206
Total lease assets		3,258	4,149
Liabilities
Current
Operating	Lease liabilities	1,902	1,818
Finance	Lease liabilities	78	152
Noncurrent
Operating	Long-term lease liabilities	1,843	2,813
Finance	Long-term lease liabilities	—	43
Total lease liabilities		$3,823	$4,826

For the three and six months ended June 30, 2023 and 2022, the components of operating and finance lease expenses were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2023	2022	2023	2022

Operating lease cost	Cost of sales	$3	$3	$7	$7
	Research and development	24	85	61	159
	Selling, general and administrative	438	429	887	833

Finance lease cost	Research and development	29	32	63	46
	Selling, general and administrative	9	4	18	9

Finance lease cost	Interest expense	2	4	7	7

Maturities of the Company’s operating and finance lease liabilities as of June 30, 2023 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2023 (remainder)	$1,105	$64
2024	1,953	17
2025	1,043	—
2026	80	—
2027	—	—
2028	—	—
Total lease payments	4,181	81
Less: imputed interest	(436)	(3)
Total lease liabilities	$3,745	$78

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of June 30, 2023 and December 31, 2022 were:

	June 30,	December 31,
Lease Term and Discount Rate	2023	2022
Weighted average remaining lease term (years)
Operating leases	2.07	2.42
Finance leases	0.60	1.29
Weighted average discount rate
Operating leases	10.3%	10.3%
Finance leases	9.4%	9.5%

Note 9 – Commitments and Contingencies

Letter of credit

The Company has a standby letter of credit, expiring September 30, 2024, issued by a financial institution as required security for one operating lease. The aggregate amount of the letter of credit was $260,000 as of June 30, 2023 and December 31, 2022.

Legal Matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At June 30, 2023 and December 31, 2022, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Note 10 – Subsequent Events

June 2023 LSA repayment

On August 4, 2023, the Company repaid its outstanding June 2023 LSA of $20.0 million early which included outstanding accrued interest of approximately $0.2 million, and approximately $1.0 million in final payment and other fees.

ATM Offering

As of the date of this report, a total of 2,617,964 shares of the Company's common stock, for total gross proceeds of $50.0 million (net proceeds of $47.8 million), have been issued and sold pursuant to the ATM offering, of which 428,000 shares of the Company's common stock, for net proceeds of $11.9 million, were sold subsequent to June 30, 2023.

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

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our United States commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 3,000 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of June 30, 2023, we had established an installed base of 523 LDDs in ophthalmology practices and, since our inception through June 30, 2023, surgeons have implanted over 65,000 LALs.

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

We intend to continue to make investments in our sales and marketing organization, primarily sales representatives, clinical applications specialists and technical service personnel to support new customers and upgrades and LAL account managers to facilitate adoption of use of our LALs among existing accounts. We will expand our marketing efforts with additional print and digital, social media and other customer tools to expand their local advertising. We will also continue to make significant investments in research and development and clinical expenses to make enhancements in our current products. Additionally, as a public company, we expect continued increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees (including with respect to future compliance with Section 404(b) of the Sarbanes-Oxley Act), fees to members of our Board and expenses for compliance with public-company reporting requirements. Because of these and other factors, we expect to continue to incur net losses and negative cash flows from operations in the near future.

Key business metrics

We regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the number of LDDs installed and, LALs implanted are indicators of our ability to drive adoption and generate revenue. We believe these are important metrics for our business. We may not yet be able to accurately assess seasonality and other trends, and we will continue to evaluate our business in the future using these and other financial metrics as we observe trends in our business.

We believe the number of LDDs sold in each quarter and our LDD installed base at the end of each period are important metrics as they represent an installed base into which we can sell our LALs.

	2023		2022
	Q1	Q2	Q1	Q2		Q3	Q4
LDDs Sold	56	67	40	49		49	57
Installed Base at End of Period	456	523	246	294	*	343	400

* Reduced by one LDD taken out of installed base in Q2 2022.

We believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system. During the quarter ended June 30, 2023, we had increased LDD sales of 18 and increased LAL sales of 7,222 when compared to the quarter ended June 30, 2022 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

	2023		2022
	Q1	Q2	Q1	Q2	Q3	Q4
LALs Sold	10,523	12,622	4,166	5,400	6,595	9,123

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

Our LDD contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. The LDD capital asset and related components revenue is recognized upon installation and customer acceptance, training revenue is recognized upon completion of training by at least one doctor and the initial warranty and service agreement are recognized ratably over the service period. After the first year, service contracts can be purchased separately on a standalone basis. Revenue for such service agreements will be recognized over the term of each contract. We recorded contract liabilities of $1,351,000 and $1,187,000 related to such service agreements as of June 30, 2023 and December 31, 2022, respectively.

For the three and six months ended June 30, 2023 and 2022, sales from contracts with customers consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

LDD (including training)	$7,720	$5,683	$14,195	$10,253
LAL	12,411	5,349	22,806	9,453
Service warranty, service contracts, and accessories	679	328	1,298	595
	$20,810	$11,360	$38,299	$20,301

For the three and six months ended June 30, 2023 and 2022 we did not have any one customer who individually accounted for more than 10% of revenue.

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

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Sales	$20,810	$11,360	$9,450	83.2%
Cost of sales	8,795	6,572	2,223	33.8
Gross profit	$12,015	$4,788	$7,227	150.9%
Operating expenses:
Selling, general and administrative	18,239	14,388	3,851	26.8
Research and development	7,401	6,192	1,209	19.5
Total operating expenses	25,640	20,580	5,060	24.6
Loss from operations	$(13,625)	$(15,792)	$2,167	(13.7)%
Other income (expense), net:
Interest expense	(1,568)	(1,136)	(432)	38.0
Interest and other income	1,777	196	1,581	806.5
Loss on extinguishment of term loan	(362)	—	(362)	—
Total other (expense) income, net:	(153)	(940)	787	(83.7)%
Loss before income taxes	(13,778)	(16,732)	2,954	(17.7)
Income tax expense	26	—	26	—
Net loss	$(13,804)	$(16,732)	$2,928	(17.5)%
Other comprehensive loss
Unrealized loss on short-term investments	(65)	(76)	11	(14.4)
Foreign currency translation gain (loss)	1	(9)	10	(111.1)
Total other comprehensive loss	(64)	(85)	21	(24.6)
Comprehensive loss	$(13,868)	$(16,817)	$2,949	(17.5)%

Sales

Sales increased by $9.4 million, or 83.2%, to $20.8 million for the three months ended June 30, 2023, from $11.4 million for the three months ended June 30, 2022. The increase in total sales was primarily due to incremental sales of 7,222 LALs and 18 LDDs from strong adoption of our RxSight technology by practices and doctors.

Cost of sales

Cost of sales increased by $2.2 million, or 33.8%, to $8.8 million for the three months ended June 30, 2023, from $6.6 million for the three months ended June 30, 2022, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 57.7% in the three months ended June 30, 2023, from 42.2% for the three months ended June 30, 2022 primarily due to improved operating leverage and favorable product mix from a greater percentage of revenue from LAL sales.

Selling, general and administrative expenses

SG&A expenses increased by $3.9 million, or 26.8%, to $18.2 million for the three months ended June 30, 2023, from $14.4 million for the three months ended June 30, 2022. This increase was primarily attributable to an increase in selling and marketing costs of $3.4 million mainly due to increased salaries from increased headcount of 37, increased sales commissions, incentive bonuses and employee benefits of $1.8 million, $0.5 million of increased stock-based compensation expense, $0.3 million in additional post market study costs, and new customer acquisition costs and increased travel costs of $0.7 million from increased LDD sales, in each case when compared to the three months ended June 30, 2022. General and administrative expenses increased $0.5 million due to increased personnel expenses of $0.2 million, $0.3 million of increased costs related to operating as a public company and increased stock-based compensation of $0.3 million which were partially offset by lower facility costs of $0.2 million, in each case when compared to the three months ended June 30, 2022.

Research and development expenses

Research and development expenses increased by $1.2 million, or 19.5%, to $7.4 million for the three months ended June 30, 2023, from $6.2 million for the three months ended June 30, 2022. This increase was primarily attributable to $0.7 million due to increased salaries from increased headcount and $0.4 million from increased clinical study costs.

Other income (expense), net

Other income (expense), net, was an expense of $0.2 million for the three months ended June 30, 2023, compared to expense of $0.9 million for the three months ended June 30, 2022. This change was primarily due to increased interest income of $1.6 million from higher interest rates earned on higher short-term investment balances which were offset by an increase in interest expense of $0.4 million on our term loans which was primarily due to higher interest rates and the loss from partial extinguishment of our term loan of $0.4 million.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for six months ended June 30, 2023 and 2022 together with the dollar increase or decrease and percentage change in those items:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Sales	$38,299	$20,301	$17,998	88.7%
Cost of sales	15,919	11,752	4,167	35.5
Gross profit	$22,380	$8,549	$13,831	161.8%
Operating expenses:
Selling, general and administrative	34,492	28,008	6,484	23.1
Research and development	14,608	12,911	1,697	13.1
Total operating expenses	49,100	40,919	8,181	20.0
Loss from operations	$(26,720)	$(32,370)	$5,650	(17.5)%
Other income (expense), net:
Interest expense	(3,075)	(2,196)	(879)	40.0
Interest and other income	3,168	242	2,926	1,208.1
Loss on extinguishment of term loan	(362)	—	(362)	—
Total other income (expense), net:	(269)	(1,954)	1,685	(86.2)%
Loss before income taxes	(26,989)	(34,324)	7,335	(21.4)
Income tax expense	27	4	23	634.0
Net loss	$(27,016)	$(34,328)	$7,312	(21.3)%
Other comprehensive loss
Unrealized gain (loss) on short-term investments	19	(150)	169	(112.5)
Foreign currency translation gain (loss)	3	(13)	16	(123.4)
Total other comprehensive income (loss)	22	(163)	185	(113.4)
Comprehensive loss	$(26,994)	$(34,491)	$7,497	(21.7)%

Sales

Sales increased by $18.0 million, or 88.7%, to $38.3 million for the six months ended June 30, 2023, from $20.3 million for the six months ended June 30, 2022. The increase was due to incremental sales of 13,579 LALs primarily due to an increased LDD installed base and incremental sales of 34 LDDs from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

Cost of sales

Cost of sales increased by $4.2 million, or 35.5%, to $15.9 million for the six months ended June 30, 2023 from $11.8 million for the six months ended June 30, 2022, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 58.4% for the six months ended June 30, 2023, reflecting favorable product mix from 42.1% for the six months ended June 30, 2022 primarily due to improved operating leverage from increased sales volumes and favorable product mix from a greater percentage of revenue from LAL sales.

SG&A expenses

SG&A expenses increased by $6.5 million, or 23.1%, to $34.5 million for the six months ended June 30, 2023, from $28.0 million for the six months ended June 30, 2022. This increase was primarily attributable to an increase in selling and marketing costs of $5.9 million mainly due to increased salaries from increased headcount of 37, increased sales commissions, incentive bonuses and employee benefits of $3.8 million, $0.9 million of increased stock-based compensation expense, $0.2 million in additional post market study costs, and new customer acquisition costs and increased travel costs of $1.1 million from increased LDD sales, in each case when compared to the six months ended June 30, 2022. General and administrative expenses increased $0.6 million due to increased personnel expenses of $0.5 million, $0.3 million of increased costs related to operating as a public company and increased stock-based compensation of $0.5 million which were partially offset by lower insurance costs of $0.4 million, in each case when compared to the six months ended June 30, 2022.

Research and development expenses

Research and development expenses increased by $1.7 million, or 13.1%, to $14.6 million for the six months ended June 30, 2023, from $12.9 million for the six months ended June 30, 2022. This increase was primarily attributable to $1.1 million in increased personnel costs and $0.7 million in increased clinical study costs.

Other income (expense), net

Other income (expense), net, was and expense of $0.3 million for the six months ended June 30, 2023, as compared to expense of $2.0 million for the six months ended June 30, 2022, primarily due to increased interest income of $2.9 million from higher interest rates earned on our short-term investment balances which were offset by an increase in interest expense of $0.9 million on our term loans which was primarily due to higher interest rates and the loss from partial extinguishment of our term loan of $0.4 million.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $147.1 million. For the six months ended June 30, 2023, and 2022, our loss from operations were $26.7 million and $32.4 million, respectively. We had an accumulated deficit of $573.0 million as of June 30, 2023.

Recent Developments

Shelf Registration Statement

On August 8, 2022, we filed a $200.0 million shelf registration statement which became effective on August 12, 2022. The shelf registration is effective for three years and permits us to sell, from time to time, up to $200.0 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement was intended to provide us with flexibility to access additional capital when market conditions are appropriate. At the time of filing the shelf registration statement, we also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of our common stock through an ATM offering, through BofA Securities, Inc. as sales agent (the “ATM Facility”).

As of the date of this report, a total of 2,617,964 shares of the Company's common stock, for total gross proceeds of $50.0 million (net proceeds of $47.8 million), have been issued and sold pursuant to the ATM offering, of which 428,000 shares of the Company's common stock, for net proceeds of $11.9 million, were sold subsequent to June 30, 2023.

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

Refinancing and Payoff of Oxford Debt

On October 29, 2020, we and Oxford Finance LLC (“Oxford”), as collateral agent, and certain lenders (“Lenders”) entered into that certain Loan and Security Agreement, as amended by that certain Consent and First Amendment to Loan and Security Agreement, dated as of July 6, 2021, and that certain Second Amendment to Loan and Security Agreement, dated as of May 3, 2022 (the “May 2022 LSA”), pursuant to which the Lenders provided to us certain loans in accordance with the terms and conditions of the May 2022 LSA (such loans collectively, the “May 2022 Term Loan”).

On June 30, 2023, we entered into a new Loan and Security Agreement (the “June 2023 LSA”) with Oxford as collateral agent and the lenders party thereto, pursuant to which we borrowed $20.0 million in aggregate Term A Loans (the “Term A Loans”). On that same date, we prepaid the May 2022 Term Loan in full using a combination of cash, primarily comprised of $19.4 million of cash raised under the ATM Facility during the quarter ended June 30, 2023, $20.0 million in Term A Loans and $1.7 million in cash reserves.

On August 4, 2023, we prepaid the Term A Loans in full, including accrued interest and fees, using $11.9 million of cash, net, raised under the ATM Facility subsequent to June 30, 2023 and $9.3 million in cash reserves.

See Note 6 (Term Loans) in the condensed consolidated financial statements elsewhere in this report for a discussion of the terms and conditions of the June 2023 LSA and May 2022 LSA and related term loans.

As of June 30, 2023 and December 31, 2022, we were in compliance with the June 2023 LSA and May 2022 LSA covenants, respectively.

The paydown in full of our debt is expected to reduce anticipated interest expense for the remaining six months of 2023 by approximately $1.2 million and reduce anticipated 2024 interest expense by approximately $2.3 million.

Standby letter of credit

We also have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.3 million as of June 30, 2023 and December 31, 2022, respectively.

Funding requirements

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our sales growth;
•
our research and development efforts;
•
our sales and marketing activities;
•
working capital investments, primarily in inventories and accounts receivable;
•
our ability to raise additional funds or borrow to finance our operations;
•
the outcome, costs and timing of any clinical trial results for our current or future products;
•
the emergence and effect of competing or complementary products;

36

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
•
operating and finance lease payments for our facilities; and
•
the extent to which we acquire or invest in businesses, products or technologies.

We believe that our current cash, cash equivalents and short-term investments through the date of filing of this report will be sufficient to fund our operations for at least the next 12 months. Although, based on our current planned operations, we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may be required to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities or by entering into partnerships or a combination of one or more of these funding sources in order to meet our liquidity requirements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

See Part II, Item 1A (“Risk Factors”) of this report for additional risks associated with our substantial capital requirements.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	For the Six Months Ended June 30,
	(unaudited)
	2023	2022
Net cash (used in) provided by:
Operating activities	$(25,310)	$(29,808)
Investing activities	(43,970)	28,985
Financing activities	66,196	480
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	3	(14)
Net decrease in cash, cash equivalents and restricted cash	$(3,081)	$(357)

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2023, was $25.3 million, consisting primarily of a net loss of $27.0 million and a change in operating assets and liabilities of $5.3 million, partially offset by non-cash stock-based compensation of $7.3 million and depreciation and amortization of $1.9 million.

Net cash used in operating activities for the six months ended June 30, 2022, was $29.8 million, consisting primarily of a net loss of $34.3 million and a change in operating assets and liabilities of $3.3 million, partially offset by non-cash stock-based compensation of $5.6 million and depreciation and amortization of $2.0 million.

Cash provided by (used in) investing activities

Net cash used in investing activities for the six months ended June 30, 2023, was $44.0 million, consisting of net purchases of short-term investments of $41.4 million and purchases of property and equipment of $2.6 million.

Net cash provided by investing activities for the six months ended June 30, 2022, was $29.0 million, consisting of net maturities of short-term investments of $30.4 million which were offset by purchases of property and equipment of $1.4 million.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2023, was $66.2 million consisting primarily of proceeds from issuances of common stock from our public offering of $54.1 million, proceeds from issuance of common stock for at-the-market offerings of $30.5 million and proceeds from issuance of common stock of $3.9 million partially offset by a net paydown of the June 2023 LSA of $20.0 million.

Net cash provided by financing activities for the six months ended June 30, 2022, was $0.5 million, primarily from proceeds from issuances of common stock of $1.0 million partially offset by $0.4 million for payments for employee taxes related to stock compensation.

Contractual obligations and commitments

We have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.3 million as of June 30, 2023 and December 31, 2022.

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

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 6, 2023. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023.

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

Pending Loss of emerging growth company and smaller reporting company status

We are presently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this report and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

On the last business day of the second quarter of 2023, the aggregate market value of the shares of our common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, we will be considered a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an emerging growth company at that time. We are also presently a “smaller reporting company” as defined in the Exchange Act. However, effective December 31, 2023, due to large accelerated filer status, we will no longer qualify as a smaller reporting company and accordingly will no longer be permitted to take advantage of the reduced reporting requirements for smaller reporting companies, subject to a transition period that allows us to use smaller reporting company scaled disclosure for our Annual Report on Form 10-K for the year ending December 31, 2023.

Supply chain constraints and inflation

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. On January 31, 2023, the FDA approved our premarket approval supplement to our lower cost LDD for various modifications that are intended to reduce the cost to manufacture the device. However, we have deferred the introduction of our lower cost-to-manufacture LDD to the market until the second half of 2023, as it is less difficult to procure components and subcomponents for our existing LDD than the lower cost-to-manufacture LDD. Currently, we are procuring materials for both LDD's, which have the same functionality. Management’s expectation is that our gross margin will be impacted by the decision to continue to produce both LDD's, which is necessary to mitigate potential supply chain issues. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of June 30, 2023, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

41

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $63.3 million and $52.8 million for the years ended December 31, 2022 and 2021, respectively and $26.7 million for the six months ended June 30, 2023. As a result of these losses, as of June 30, 2023, we had an accumulated deficit of $573.0 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the costs associated with being a public company.

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

43

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
•
operating and finance lease payments for our facilities; and
•
the extent to which we acquire or invest in businesses, products or technologies.

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

Moreover, in the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to products or technologies we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the conflicts in Eastern Europe and otherwise.

As of June 30, 2023 and December 31, 2022, we had $147.1 million and $105.8 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

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

Deterioration in the economic conditions globally resulting in instability in global financial markets, including the following, may pose a risk to our business: inflation and rising interest rates, large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets’ jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union and instability in the capital markets.

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

45

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

47

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

48

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

We may experience numerous unforeseen events during, or because of, the clinical trial process that could delay or prevent us from receiving regulatory clearance or approval for new products, modifications of existing products, or new indications for existing products, including:

•
successful and timely completion of nonclinical studies or clinical development of our products, as well as the associated costs, including any unforeseen costs we may incur as a result of clinical trial delays;
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

51

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

As of June 30, 2023, we had federal net operating loss carryforwards (“NOLs”) of approximately $300.4 million, which will begin to expire in various years ranging from 2023 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act.

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

Since June 1, 2023, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). This is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

72

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

74

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. The Consolidated Appropriations Act, 2023, extended the 2% Medicare sequester for the first six months of fiscal year 2032 and revises the sequester percentage up to 2% for fiscal years 2030 and 2031. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and accordingly, our financial operations. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not harm our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Disruptions at the FDA and other agencies, including delays, travel restrictions, and staffing shortages, may also slow the time necessary for new medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies such as the FDA had to furlough critical employees and stop critical activities. In March 2020, in response to the COVID-19 pandemic, foreign and domestic inspections of facilities were largely placed on hold, the FDA worked to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. During 2020 and 2021 a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace or may be unable to complete required inspections during the review period, which can delay clinical development and result in a complete response letter. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of such policy changes and the wind-down of the public health emergency on the FDA and other regulatory policies and operations is unclear. Disruptions at the FDA could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. On January 31, 2023, the FDA approved our premarket approval supplement to our lower cost LDD for various modifications that are intended to reduce the cost to manufacture the device. However, we have deferred the introduction of our lower cost-to-manufacture LDD to the market until the second half of 2023, as it is less difficult to procure components and subcomponents for our existing LDD than the lower cost-to-manufacture LDD. Currently, we are procuring materials for both LDD's, which have the same functionality. Management’s expectation is that our gross margin will be impacted by the decision to continue to produce both LDD's, which is necessary to mitigate potential supply chain issues. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through August 1, 2023, our common stock has traded at a low of $8.80 and a high of $33.77 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

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
•
sales of our common stock by us, our insiders or our other stockholders; and
•
general economic, industry and market conditions, including global and national events, such as the conflicts in Eastern Europe, and general economic downturns.

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

As of June 30, 2023, we had 35,168,041 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

On August 8, 2022, we filed a $200.0 million shelf registration statement which became effective on August 12, 2022. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $200.0 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. At the time of filing of the shelf registration statement, we also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of our common stock through an “at-the-market” (the “ATM”) offering. The shares are being offered through BofA Securities, Inc. as sales agent. As of

June 30, 2023, a total of 2,189,964 shares of common stock, for total net proceeds of $35.8 million, have been issued and sold through the ATM offering, of which 834,748 shares of common stock, for net proceeds of $19.4 million, were sold during the quarter ended June 30, 2023.

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

As of June 30, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 35% of our voting common stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are currently an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are currently an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

On the last business day of the second quarter of 2023, the aggregate market value of the shares of our common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, we will be considered a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an emerging growth company at that time.

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

We are also currently a “smaller reporting company” as defined in the Exchange Act. However, effective December 31, 2023, due to large accelerated filer status, we will no longer qualify as a smaller reporting company and accordingly will no longer be permitted to take advantage of the reduced reporting requirements for smaller reporting companies, subject to a transition period that allows us to use smaller reporting company scaled disclosure for our Annual Report on Form 10-K for the year ending December 31, 2023.

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

96

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

The Tax Act enacted many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. As an example, beginning in 2022, the Tax Act eliminates the option to immediately deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which may impact our effective tax rate and our cash tax liability in 2022 or in future years. Regulatory or legislative developments may arise from the proposed U.S. tax reform under the Biden Administration, which has proposed several changes to the corporate income tax regime, which, if adopted, could result in increased taxation of our business operations. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. We will also continue to monitor and assess the impact of international tax reform, including but not limited to the 15% global minimal tax proposed by the Organisation for Economic Co-operation and Development. Finally, the Inflation Reduction Act of 2022 (the “IRA”), will become effective beginning in fiscal year 2023. We do not currently expect that the IRA will have a material impact on our income tax liability.

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

Global economic, political and market conditions, conflicts in Eastern Europe, and general economic downturns, may negatively impact our business. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in their purchases and also in our receivable collections, and additional allowances may be required, which could adversely affect our business, financial condition and results of operations. Adverse worldwide economic conditions may also adversely impact our suppliers’ ability to provide us with materials and components, which could have a material adverse effect on our business, financial condition and results of operations.

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

We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions, but due to the expansion of global lead times, particularly in Europe and Asia, has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components, limiting our ability to maintain as much inventory of components, sub-assemblies, materials and finished products on hand as would be ideal under normal circumstances. To ensure adequate inventory supply and manage our operations with our third-party manufacturers and suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our limited historical commercial experience, rapid growth, failure to accurately manage our expansion strategy, the expansion of global lead times, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.

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

None

(c) Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Refinancing and Payoff of Oxford Debt

On August 4, 2023, the Company prepaid all of its outstanding loans (the “Retired Loans”) under the June 2023 LSA with Oxford. The Company primarily used cash raised under the ATM Facility, to prepay the Retired Loans and terminate the June 2023 LSA with Oxford and the related liens on the Company’s assets which had secured the Retired Loans. See Note 6 – Term Loans for more information.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Items 1.02 of Form 8-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report unless otherwise stated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1*	Amended and Restated Certificate of Incorporation of the Registrant, as amended
10.1+	Loan and Security Agreement, by and among the Company, Oxford, as collateral agent thereunder, and the Lenders, dated as of June 30, 2023.	8-K	001-40690	10.1	July 5, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

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

RxSight, Inc.

Date: August 7, 2023	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Shelley Thunen
Shelley Thunen
Chief Financial Officer
(Principal Financial and Accounting Officer)

