Form 10-Q
period 2023-09-30
RxSight, Inc.
filed 2023-11-09
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 35,861,604 shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectations regarding government and third-party payer coverage and reimbursement;
•
our ability to recruit and retain key personnel, including the continued development of a sales and marketing infrastructure;
•
our ability to obtain an adequate supply of materials and components for our products from our third-party suppliers, including single and sole source suppliers;
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
•
our expectations regarding the allocation of resources toward expenses associated with being a public company;
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

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,859	$11,834
Short-term investments	122,023	93,968
Accounts receivable	15,244	10,956
Inventories	18,924	14,835
Prepaid and other current assets	1,897	2,962
Total current assets	167,947	134,555
Property and equipment, net	10,262	10,138
Operating leases right-of-use assets	2,793	3,943
Restricted cash	711	761
Other assets	137	767
Total assets	$181,850	$150,164

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,105	$2,595
Accrued expenses and other current liabilities	12,861	12,672
Lease liabilities	1,976	1,970
Total current liabilities	18,942	17,237
Long-term lease liabilities	1,354	2,856
Term loan, net	—	40,169
Other long-term liabilities	75	—
Total liabilities	20,371	60,262
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 35,847,685 shares issued and outstanding as of September 30, 2023 and 28,268,389 shares issued and outstanding as of December 31, 2022	36	28
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	746,966	636,001
Accumulated other comprehensive loss	(60)	(95)
Accumulated deficit	(585,463)	(546,032)
Total stockholders' equity	161,479	89,902

Total liabilities and stockholders' equity	$181,850	$150,164

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Sales	$22,199	$12,615	$60,497	$32,917
Cost of sales	8,468	7,259	24,386	19,011
Gross profit	13,731	5,356	36,111	13,906
Operating expenses:
Selling, general and administrative	19,142	14,926	53,634	42,934
Research and development	7,101	6,388	21,710	19,300
Total operating expenses	26,243	21,314	75,344	62,234
Loss from operations	(12,512)	(15,958)	(39,233)	(48,328)
Other income (expense), net:
Interest expense	(230)	(1,299)	(3,304)	(3,495)
Interest and other income	1,746	439	4,913	681
Loss on extinguishment of term loan	(1,407)	—	(1,769)	—
Loss before income taxes	(12,403)	(16,818)	(39,393)	(51,142)
Income tax expense	12	—	38	4

Net loss	$(12,415)	$(16,818)	$(39,431)	$(51,146)
Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments	19	55	38	(95)
Foreign currency translation (loss)	(6)	(10)	(3)	(23)
Total other comprehensive income (loss)	13	45	35	(118)

Comprehensive loss	$(12,402)	$(16,773)	$(39,396)	$(51,264)

Net loss per share:
Basic & diluted	$(0.35)	$(0.61)	$(1.16)	$(1.86)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	35,662,397	27,665,842	33,947,331	27,551,333

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Nine Months Ended September 30, 2023

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2022	28,268,389	$28	$636,001	$(95)	$(546,032)	$89,902
Shares issued for the exercise of stock options and vesting of restricted stock units	243,598	—	761	—	—	761
Shares redeemed for employee tax withholdings	(24,631)	—	(337)	—	—	(337)
Stock-based compensation expense	—	—	3,295	—	—	3,295
Issuance of common stock for public offering, net of underwriting discounts, commissions and offering costs	4,600,000	5	53,595	—	—	53,600
Issuance of common stock for at-the-market offerings, net of issuance costs	879,341	1	10,913	—	—	10,914
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	84	—	84
Foreign currency translation adjustment	—	—	—	2	—	2
Net loss	—	—	—	—	(13,212)	(13,212)
Balance at March 31, 2023	33,966,697	$34	$704,228	$(9)	$(559,244)	$145,009
Shares issued for the exercise of stock options and vesting of restricted stock units	316,092	—	2,599	—	—	2,599
Stock-based compensation expense	—	—	3,955	—	—	3,955
Shares issued for the employee stock purchase plan	50,504	—	536	—	—	536
Issuance of common stock for at-the-market offerings, net of issuance costs	834,748	1	18,956	—	—	18,957
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(65)	—	(65)
Foreign currency translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(13,804)	(13,804)
Balance at June 30, 2023	35,168,041	$35	$730,274	$(73)	$(573,048)	$157,188
Shares issued for the exercise of stock options and vesting of restricted stock units	289,010	—	1,994	—	—	1,994
Shares redeemed for employee tax withholdings	(37,366)	—	(1,084)	—	—	(1,084)
Stock-based compensation expense		—	4,071	—	—	4,071
Issuance of common stock for at-the-market offerings, net of issuance costs	428,000	1	11,711	—	—	11,712
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	19	—	19
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(12,415)	(12,415)
Balance at September 30, 2023	35,847,685	$36	$746,966	$(60)	$(585,463)	$161,479

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Nine Months Ended September 30, 2022

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2021	27,366,746	$27	$617,511	$(20)	$(479,276)	$138,242
Shares issued for the exercise of stock options and vesting of restricted stock units	145,922	—	308	—	—	308
Shares redeemed for employee tax withholdings	(26,983)	—	(362)	—	—	(362)
Stock-based compensation expense	—	—	2,649	—	—	2,649
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(74)	—	(74)
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(17,596)	(17,596)
Balance at March 31, 2022	27,485,685	$27	$620,106	$(98)	$(496,872)	$123,163
Shares issued for the exercise of stock options and vesting of restricted stock units	99,743	—	277	—	—	277
Stock-based compensation expense	—	—	2,904	—	—	2,904
Shares issued for the employee stock purchase plan	46,051	—	459	—	—	459
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(76)	—	(76)
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(16,732)	(16,732)
Balance at June 30, 2022	27,631,479	$27	$623,746	$(183)	$(513,604)	$109,986
Shares issued for the exercise of stock options and vesting of restricted stock units	110,126	1	144	—	—	145
Shares redeemed for employee tax withholdings	(22,473)	—	(281)	—	—	(281)
Stock-based compensation expense	—	—	2,882	—	—	2,882
Shares issued for the employee stock purchase plan	—	—	—	—	—	—
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	55	—	55
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(16,818)	(16,818)
Balance at September 30, 2022	27,719,132	$28	$626,491	$(138)	$(530,422)	$95,959

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(39,431)	$(51,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,027	2,966
Amortization of right-of-use lease assets	132	95
Amortization of debt issuance costs and premium	287	408
Loss on extinguishment of debt	1,769	—
Amortization of discount on short-term investments	(4,545)	(622)
Stock-based compensation	11,321	8,435
Provision for excess and obsolete inventory	13	454
Change in operating assets and liabilities:
Accounts receivable	(4,288)	(4,159)
Inventories	(4,101)	(7,758)
Prepaid and other assets	997	1,613
Accounts payable	1,408	2,331
Accrued expenses and other liabilities	119	2,387
Net cash used in operating activities	(33,292)	(44,996)
Investing Activities:
Purchase of property and equipment	(3,223)	(2,031)
Maturity of short-term investments	205,000	210,000
Purchases of short-term investments	(228,472)	(178,424)
Net cash (used in) provided by investing activities	(26,695)	29,545
Financing Activities:
Proceeds from term loan	20,000	—
Repayment of term loan	(60,000)	—
Proceeds from issuance of common stock from public offering	54,050	—
Proceeds from issuance of common stock for at-the-market offerings	42,433	—
Proceeds from issuance of common stock	5,890	1,189
Payments for employee taxes related to stock compensation	(1,421)	(643)
Principal payments on finance lease liabilities	(119)	(82)
Payments of deferred offering costs	(647)	(295)
Payments of debt issuance costs	(2,224)	(144)
Net cash provided by financing activities	57,962	25
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(2)	(23)
Net decrease in cash, cash equivalents and restricted cash	(2,026)	(15,449)
Cash, cash equivalents and restricted cash - beginning of period	12,595	25,172
Cash, cash equivalents and restricted cash - end of period	$10,569	$9,723
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	1,666	1,518
Cash paid for income taxes	12	3
Cash paid for interest on financing leases	8	12
Cash paid for interest on term loan	3,464	3,025
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	8	1,090
Finance lease	—	311
Lease obligations recorded for right-of-use assets:
Operating lease	8	1,090
Finance lease	—	280
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	211	151
Deferred offering costs included in accounts payable and accrued liabilities	159	350
Reclassification of deferred financing costs	1,300	—

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Description of Business

RxSight®, Inc. (the “Company”) is a Delaware corporation headquartered in Aliso Viejo, California with one wholly owned subsidiary located in Amsterdam, Netherlands (“RxSight, B.V.”). The wholly owned subsidiary has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany (“RxSight GmbH”). The Company is engaged in the research and development, manufacture and sale of light adjustable intraocular lenses used in cataract surgery along with capital equipment used with the lenses.

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

Liquidity

Shelf Registration Statement

On August 8, 2022, the Company filed a $200.0 million shelf registration statement on Form S-3 (“shelf registration statement”) which became effective on August 12, 2022. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $200.0 million in aggregate value of common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide the Company with flexibility to access additional capital. At the time of filing the shelf registration statement, the Company also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of common stock through an “at-the-market” (“ATM”) offering. The Company sold the remaining authorized value of the common stock of $11.7 million under the ATM offering in the third quarter of 2023.

ATM Offering

As of September 30, 2023, through the ATM offering, a total of 2,617,964 shares of the Company's common stock, for total net proceeds of $47.5 million, have been issued and sold, of which 2,142,089 shares of the Company's common stock, for net proceeds of $41.6 million, were sold during the nine months ended September 30, 2023.

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

As of September 30, 2023 and December 31, 2022 the Company had cash, cash equivalents and short-term investments of $131.9 million and $105.8 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended September 30, 2023 and 2022, the Company incurred losses from operations of $12.5 million and $16.0 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred losses from operations of $39.2 million and $48.3 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, however for the near future, the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of September 30, 2023 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on March 6, 2023.

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
•
the type of investments made.

The Company had $38,000 and $75,000 of net unrealized losses related to short-term investments as of September 30, 2023 and December 31, 2022, respectively.

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

Accounts Receivable

The Company has a diverse customer base and as of September 30, 2023 and December 31, 2022 the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of September 30, 2023 or December 31, 2022.

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

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, operating lease liabilities and a term loan. Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities at September 30, 2023 and December 31, 2022 and amended term loan as of December 31, 2022 approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of such date.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	6,963,498	1,894,845	5,816,203	1,947,260
Restricted stock units issued under the 2021 Equity Incentive Plan	730,419	546,908	696,696	567,203
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	35,878	50,250	42,020	48,448

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

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the three and nine months ended September 30, 2023 and 2022, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

For the three and nine months ended September 30, 2023 and 2022, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

LDD (including training)	$7,932	$5,688	$22,127	$15,941
LAL	13,502	6,526	36,308	15,979
Service warranty, service contracts, and accessories	765	401	2,062	997
	$22,199	$12,615	$60,497	$32,917

As of September 30, 2023 and December 31, 2022, the Company recognized contract liabilities from sales activity on its condensed consolidated balance sheets of $1,678,000 and $1,187,000, respectively, related to the service agreement performance obligation. Revenue for service agreements is recognized ratably over the term of each contract.

The following table represents the contract liabilities from sales activity for the nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Nine Months Ended September 30,
	2023	2022

Balance at beginning of period	$1,187	$540
Additions during the period	2,427	1,417
Revenue recognized during the period	(1,936)	(916)
Balance at end of period	$1,678	$1,041

For the three and nine months ended September 30, 2023 and 2022, the Company did not have any customers who individually accounted for greater than 10% of revenue.

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended September 30, 2023 that are of significance or potential significance to the Company.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$122,061	$(38)	$122,023

	As of December 31, 2022
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$94,043	$(75)	$93,968

All available-for-sale securities held as of September 30, 2023 and December 31, 2022 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Finished goods	$8,734	$6,408
Raw materials	5,771	6,494
Work-in-process	4,787	2,567
	19,292	15,469
Less: reserve for excess and obsolete inventory	(368)	(634)
	$18,924	$14,835

At September 30, 2023 and December 31, 2022, finished goods included $5.2 million and $2.8 million of inventory held on consignment at customer sites, respectively.

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

	As of September 30, 2023
	Level I	Level II	Total
Assets:
Money market securities	$6,223	—	6,223
U.S. Treasury securities	—	122,023	122,023
Total assets at fair value	$6,223	$122,023	$128,246

	As of December 31, 2022
	Level I	Level II	Total
Assets:
Money market securities	$8,909	—	8,909
U.S. Treasury securities	—	93,968	93,968
Total assets at fair value	$8,909	$93,968	$102,877

Note 6 – Term Loans

Refinancing and Payoff of Oxford Debt

On October 29, 2020, the Company and Oxford Finance LLC (“Oxford”), as collateral agent, and certain lenders (“Lenders”) entered into that certain Loan and Security Agreement, as amended by that certain Consent and First Amendment to Loan and Security Agreement, dated as of July 6, 2021, and that certain Second Amendment to Loan and Security Agreement, dated as of May 3, 2022 (the “May 2022 LSA”), pursuant to which the Lenders provided to the Company certain loans in accordance with the terms and conditions of the May 2022 LSA (such loans collectively, the “May 2022 Term Loan”). The May 2022 LSA increased the loan and security agreement to $60.0 million, of which $40.0 million was fully drawn upon as of May 3, 2022 from the original term loan.

On June 30, 2023, the Company entered into a new Loan and Security Agreement (the “June 2023 LSA”) with Oxford as collateral agent and the lenders party thereto, pursuant to which the Company borrowed $20.0 million in aggregate Term A Loans (the “Term A Loans”). On that same date, the Company prepaid the May 2022 Term Loan in full which included outstanding accrued interest of approximately $0.1 million, and approximately $1.0 million in final payment and other fees using a combination of cash, primarily comprised of $19.4 million of net cash raised under the ATM Facility during the quarter ended June 30, 2023, $20.0 million in Term A Loans and $1.7 million in cash reserves.

On August 4, 2023, the Company repaid its outstanding June 2023 LSA of $20.0 million early which included outstanding accrued interest of approximately $0.2 million, and approximately $1.0 million in final payment and other fees using $11.9 million of cash, net, raised under the ATM Facility and $9.3 million in cash reserves.

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

Evergreen provision

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Board. On January 1, 2022, the number of shares available under the 2021 Plan increased by 1,094,670 shares of common stock pursuant to this feature. On January 1, 2023, the number of shares available under the 2021 Plan further increased by 1,130,735 shares of common stock pursuant to this feature. As of September 30, 2023, the number of shares of the Company’s common stock available for future issuance under the 2021 Plan was equal to 416,652 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of September 30, 2023, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 614,472 shares of common stock.

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

A summary of the stock option activities related to the Equity Plans for the nine months ended September 30, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2022	6,339,558	$11.88	6.48
Granted	1,398,191	15.95
Exercised	(586,789)	9.13
Forfeited	(112,390)	13.15
Expired	(64,330)	18.39
Options outstanding as of September 30, 2023	6,974,240	12.85	6.66
Exercisable as of September 30, 2023	4,152,234	$11.48	5.28

As of September 30, 2023 and December 31, 2022 the intrinsic value of options vested was $68.2 million and $15.9 million, respectively, and of all options outstanding was $105.0 million and $16.4 million, respectively. During the nine months ended September 30, 2023 and 2022, the total cash received from the exercise of stock options was $5.4 million and $0.7 million, respectively. The total fair value less strike price of these options was $8.4 million and $1.6 million, respectively.

A summary of non-vested restricted stock unit activities for the nine months ended September 30, 2023 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2022	492,862	$15.08
Granted	430,926	16.00
Vested	(261,911)	14.81
Forfeited	(11,195)	15.17
Unvested at September 30, 2023	650,682	$15.80

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,035	$737	$2,857	$2,303
Selling, general and administrative	2,731	1,931	7,642	5,451
Cost of goods sold	305	214	822	681
	$4,071	$2,882	$11,321	$8,435

As of September 30, 2023 and December 31, 2022, there were 2,822,006 and 2,447,687 unvested options, respectively. As of September 30, 2023 and December 31, 2022, total unrecognized expense related to unvested stock options was approximately $24.6 million and $19.1 million, respectively. Both amounts are expected to be recognized over a weighted average period of approximately 2.6 years.

As of September 30, 2023, and December 31, 2022 , total unrecognized expense related to non-vested restricted stock units was approximately $9.6 million and $6.1 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years and 2.3 years, respectively.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Nine Months Ended September 30,
	2023		2022
	Range	Weighted Average	Range	Weighted Average
Expected volatility	64.9% to 67.7%	65.3%	62.4% to 63.8%	62.8%
Risk-free interest rate	3.4% to 4.6%	4.1%	2.0% to 3.0%	2.3%
Expected life (in years)	5.5 to 6.1 years	6.1 years	6.0 to 10.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$12.91 to $32.45	$16.89	$10.74 to $15.52	$12.63

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance under the Equity Plans, 2021 ESPP and the ATM offering consisted of the following:

	September 30, 2023	December 31, 2022
Stock options issued and outstanding under the Equity Plans	6,974,240	6,339,558
Shares available for future issuance under the Equity Plans	416,652	865,122
Restricted stock units issued under the 2021 Plan	650,682	492,862
Shares available for future issuance under 2021 ESPP	614,472	664,976
Shares available for future sale under the ATM offering (1)	—	3,454,064
Total shares of common stock reserved	8,656,046	11,816,582

(1) Based on the closing stock price of $12.67 as reported on the Nasdaq Global Market on December 30, 2022.

ATM Offering

As of the date of this report, a total of 2,617,964 shares of the Company's common stock, for total gross proceeds of $50.0 million (net proceeds of $47.5 million), have been issued and sold pursuant to the ATM offering, of which 428,000 shares of the Company's common stock, for net proceeds of $11.7 million, were sold during the quarter ended September 30, 2023, which was the remaining authorized value of the common stock under the ATM offering in the third quarter of 2023.

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

As of September 30, 2023 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 121,000 square feet in the aggregate and expire between August 31, 2024 and January 31, 2026. For one of the facilities operating leases, the lessor provided $900,000 in tenant allowances.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in thousands):

		September 30,	December 31,
Leases	Classification	2023	2022

Assets
Operating	Operating leases right-of-use assets	$2,793	$3,943
Finance	Property and equipment, net	46	206
Total lease assets		2,839	4,149
Liabilities
Current
Operating	Lease liabilities	1,934	1,818
Finance	Lease liabilities	42	152
Noncurrent
Operating	Long-term lease liabilities	1,354	2,813
Finance	Long-term lease liabilities	—	43
Total lease liabilities		$3,330	$4,826

For the three and nine months ended September 30, 2023 and 2022, the components of operating and finance lease expenses were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2023	2022	2023	2022

Operating lease cost	Cost of sales	$3	$4	$10	$10
	Research and development	20	83	81	242
	Selling, general and administrative	440	425	1,326	1,257
Finance lease cost	Research and development	29	30	92	76
	Selling, general and administrative	9	9	27	18

Finance lease cost	Interest expense	2	5	8	12

Maturities of the Company’s operating and finance lease liabilities as of September 30, 2023 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2023 (remainder)	$549	$27
2024	1,960	16
2025	1,044	—
2026	79	—
2027	—	—
2028	—	—
Total lease payments	3,632	43
Less: imputed interest	(344)	(1)
Total lease liabilities	$3,288	$42

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of September 30, 2023 and December 31, 2022 were:

	September 30,	December 31,
Lease Term and Discount Rate	2023	2022
Weighted average remaining lease term (years)
Operating leases	1.85	2.42
Finance leases	0.40	1.29
Weighted average discount rate
Operating leases	10.3%	10.3%
Finance leases	9.4%	9.5%

Note 9 – Commitments and Contingencies

Letter of credit

The Company has a standby letter of credit, expiring September 30, 2024, issued by a financial institution as required security for one operating lease. The aggregate amount of the letter of credit was $0.2 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively.

Legal Matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At September 30, 2023 and December 31, 2022, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

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

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our United States commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 4,000 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of September 30, 2023, we had established an installed base of 589 LDDs in ophthalmology practices and, since our inception through September 30, 2023, surgeons have implanted over 78,000 LALs.

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

We intend to continue to make investments in our sales and marketing organization, primarily sales representatives, clinical applications specialists and technical service personnel to support new customers and upgrades and LAL account managers to facilitate adoption of use of our LALs among existing accounts. We will expand our marketing efforts with additional print and digital, social media and other customer tools to expand their local advertising. We will also continue to make significant investments in research and development and clinical expenses to make enhancements in our current products. Additionally, as a public company, we have incurred and expect to incur increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, (including with respect to future compliance with Section 404(b) of the Sarbanes-Oxley Act), investor relations fees and fees to members of our Board and expenses for compliance with public-company reporting requirements. Because of these and other factors, we expect to continue to incur net losses and negative cash flows from operations in the near future.

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

We believe the number of LDDs sold in each quarter and our LDD installed base at the end of each period are important metrics as they represent an installed base into which we can sell our LALs. Our third quarter was consistent with the typical seasonality patterns for cataract surgery volumes, which tend to be softer in the third quarter due primarily to summer vacation schedules.

	2023			2022
	Q1	Q2	Q3	Q1	Q2		Q3	Q4
LDDs Sold	56	67	66	40	49		49	57
Installed Base at End of Period	456	523	589	246	294	*	343	400

* Reduced by one LDD taken out of installed base in Q2 2022.

We believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system. During the quarter ended September 30, 2023, we had increased LDD sales of 17 and increased LAL sales of 7,062 when compared to the quarter ended September 30, 2022 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

	2023			2022
	Q1	Q2	Q3	Q1	Q2	Q3	Q4
LALs Sold	10,523	12,622	13,657	4,166	5,400	6,595	9,123

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

Our LDD contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. The LDD capital asset and related components revenue is recognized upon installation and customer acceptance, training revenue is recognized upon completion of training by at least one doctor and the initial warranty and service agreement are recognized ratably over the service period. After the first year, service contracts can be purchased separately on a standalone basis. Revenue for such service agreements will be recognized over the term of each contract. We recorded contract liabilities of $1,678,000 and $1,187,000 related to such service agreements as of September 30, 2023 and December 31, 2022, respectively.

For the three and nine months ended September 30, 2023 and 2022, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

LDD (including training)	$7,932	$5,688	$22,127	$15,941
LAL	13,502	6,526	36,308	15,979
Service warranty, service contracts, and accessories	765	401	2,062	997
	$22,199	$12,615	$60,497	$32,917

For the three and nine months ended September 30, 2023 and 2022 we did not have any one customer who individually accounted for more than 10% of revenue.

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

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Sales	$22,199	$12,615	$9,584	76.0%
Cost of sales	8,468	7,259	1,209	16.7
Gross profit	$13,731	$5,356	$8,375	156.4%
Operating expenses:
Selling, general and administrative	19,142	14,926	4,216	28.2
Research and development	7,101	6,388	713	11.2
Total operating expenses	26,243	21,314	4,929	23.1
Loss from operations	$(12,512)	$(15,958)	$3,446	(21.6)%
Other income (expense), net:
Interest expense	(230)	(1,299)	1,069	(82.3)
Interest and other income	1,746	439	1,307	297.7
Loss on extinguishment of term loan	(1,407)	—	(1,407)	—
Total other (expense) income, net:	109	(860)	969	(112.7)%
Loss before income taxes	(12,403)	(16,818)	4,415	(26.3)
Income tax expense	12	—	12	—
Net loss	$(12,415)	$(16,818)	$4,403	(26.2)%
Other comprehensive loss
Unrealized gain (loss) on short-term investments	19	55	(36)	(65.9)
Foreign currency translation (loss)	(6)	(10)	4	(43.0)
Total other comprehensive loss	13	45	(32)	(70.9)
Comprehensive loss	$(12,402)	$(16,773)	$4,371	(26.1)%

Sales

Sales increased by $9.6 million, or 76.0%, to $22.2 million for the three months ended September 30, 2023, from $12.6 million for the three months ended September 30, 2022. The increase in total sales was primarily due to incremental sales of 7,062 LALs and 17 LDDs from strong adoption of our RxSight technology by practices and doctors.

Cost of sales

Cost of sales increased by $1.2 million, or 16.7%, to $8.4 million for the three months ended September 30, 2023, from $7.3 million for the three months ended September 30, 2022, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 62.0% in the three months ended September 30, 2023, from 42.5% for the three months ended September 30, 2022 primarily due to improved operating leverage, favorable product mix from a greater percentage of revenue from LAL sales and increased margins on our LDD due to lower material costs from the introduction of our compact LDD during the third quarter of 2023.

Selling, general and administrative expenses

SG&A expenses increased by $4.2 million, or 28.2%, to $19.1 million for the three months ended September 30, 2023, from $14.9 million for the three months ended September 30, 2022. This increase was primarily attributable to an increase in selling and marketing costs of $2.9 million mainly due to increased salaries from increased headcount of 38, increased sales commissions, incentive bonuses and employee benefits of $1.7 million, $0.5 million of increased stock-based compensation expense, $0.3 million in additional post market study costs, and new customer acquisition costs, in each case when compared to the three months ended September 30, 2022. General and administrative expenses increased $1.4 million due to increased personnel expenses of $0.2 million, $0.8 million of increased costs related to operating as a public company for Sarbanes-Oxley compliance and increased stock-based compensation of $0.3 million, in each case when compared to the three months ended September 30, 2022.

Research and development expenses

Research and development expenses increased by $0.7 million, or 11.2%, to $7.1 million for the three months ended September 30, 2023, from $6.4 million for the three months ended September 30, 2022. This increase was primarily attributable to $0.3 million due to increased salaries from increased headcount and $0.3 million from increased stock-based compensation.

Other income (expense), net

Other income (expense), net, was income of $0.1 million for the three months ended September 30, 2023, compared to expense of $0.9 million for the three months ended September 30, 2022. This change was primarily due to increased interest income of $1.3 million from higher interest rates earned on higher short-term investment balances and decreased interest expense of $1.1 million which were offset by an increase of $1.4 million loss from extinguishment of term loan due to the repayment of the Oxford debt.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 together with the dollar increase or decrease and percentage change in those items:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Sales	$60,497	$32,917	$27,581	83.8%
Cost of sales	24,386	19,011	5,375	28.3
Gross profit	$36,111	$13,906	$22,206	159.7%
Operating expenses:
Selling, general and administrative	53,634	42,934	10,700	24.9
Research and development	21,710	19,300	2,410	12.5
Total operating expenses	75,344	62,234	13,110	21.1
Loss from operations	$(39,233)	$(48,328)	$(39,233)	81.2%
Other income (expense), net:
Interest expense	(3,304)	(3,495)	191	(5.5)
Interest and other income	4,913	681	4,232	621.2
Loss on extinguishment of term loan	(1,769)	—	(1,769)	—
Total other income (expense), net:	(160)	(2,814)	2,654	(94.3)%
Loss before income taxes	(39,393)	(51,142)	(36,579)	71.5
Income tax expense	38	4	34	878.7
Net loss	$(39,431)	$(51,146)	$11,715	(22.9)%
Other comprehensive loss
Unrealized gain (loss) on short-term investments	38	(95)	133	(139.5)
Foreign currency translation (loss)	(3)	(23)	20	(88.5)
Total other comprehensive income (loss)	35	(118)	153	(129.7)
Comprehensive loss	$(39,396)	$(51,264)	$11,867	(23.1)%

Sales

Sales increased by $27.6 million, or 83.8%, to $60.5 million for the nine months ended September 30, 2023, from $32.9 million for the nine months ended September 30, 2022. The increase was due to incremental sales of

20,641 LALs primarily due to an increased LDD installed base and incremental sales of 51 LDDs from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

Cost of sales

Cost of sales increased by $5.4 million, or 28.3%, to $24.4 million for the nine months ended September 30, 2023 from $19.0 million for the nine months ended September 30, 2022, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 59.7% for the nine months ended September 30, 2023 from 42.3% for the nine months ended September 30, 2022 primarily due to improved operating leverage, favorable product mix from a greater percentage of revenue from LAL sales and increased margins on our LDD due to lower material costs from the introduction of our compact LDD during the third quarter of 2023.

SG&A expenses

SG&A expenses increased by $10.7 million, or 24.9%, to $53.6 million for the nine months ended September 30, 2023, from $42.9 million for the nine months ended September 30, 2022. This increase was primarily attributable to an increase in selling and marketing costs of $8.8 million mainly due to increased salaries from increased headcount of 38, increased sales commissions, incentive bonuses and employee benefits of $5.5 million, $1.4 million of increased stock-based compensation expense, $0.6 million in additional post market study costs, and new customer acquisition costs and increased travel costs of $1.4 million from increased LDD sales, in each case when compared to the nine months ended September 30, 2022. General and administrative expenses increased $2.0 million due to increased personnel expenses of $0.7 million, $1.1 million of increased costs related to operating as a public company and increased stock-based compensation of $0.8 million which were partially offset by lower insurance costs of $0.2 million and lower occupancy costs of $0.3 million, in each case when compared to the nine months ended September 30, 2022.

Research and development expenses

Research and development expenses increased by $2.4 million, or 12.5%, to $21.7 million for the nine months ended September 30, 2023, from $19.3 million for the nine months ended September 30, 2022. This increase was primarily attributable to $1.0 million in increased personnel costs primarily from increased headcount and $0.8 million in increased clinical study costs and $0.6 million from increased stock-based compensation.

Other income (expense), net

Other income (expense), net, was an expense of $0.2 million for the nine months ended September 30, 2023, as compared to expense of $2.8 million for the nine months ended September 30, 2022, This change was primarily due to increased interest income of $4.2 million from higher interest rates earned on higher short-term investment balances and decreased interest expense of $0.2 million which were offset by an increase of $1.8 million loss from extinguishment of term loan due to the repayment of the Oxford debt in 2023.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $131.9 million. For the nine months ended September 30, 2023, and 2022, our loss from operations were $39.2 million and $48.3 million, respectively. We had an accumulated deficit of $585.5 million as of September 30, 2023.

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

As of the date of this report, a total of 2,617,964 shares of the Company's common stock, for total gross proceeds of $50.0 million (net proceeds of $47.5 million), representing the full authorized amount under the ATM Facility, have been issued and sold.

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

Refinancing and Payoff of Oxford Debt

On October 29, 2020, we and Oxford Finance LLC (“Oxford”), as collateral agent, and certain lenders (“Lenders”) entered into that certain Loan and Security Agreement, as amended by that certain Consent and First Amendment to Loan and Security Agreement, dated as of July 6, 2021, and that certain Second Amendment to Loan and Security Agreement, dated as of May 3, 2022 (the “May 2022 LSA”), pursuant to which the Lenders provided to us certain loans in accordance with the terms and conditions of the May 2022 LSA (such loans collectively, the “May 2022 Term Loan”). The May 2022 LSA increased the loan and security agreement to $60.0 million, of which $40.0 million was fully drawn upon as of May 3, 2022 from the original term loan.

On June 30, 2023, we entered into a new Loan and Security Agreement (the “June 2023 LSA”) with Oxford as collateral agent and the lenders party thereto, pursuant to which we borrowed $20.0 million in aggregate Term A Loans (the “Term A Loans”). On that same date, we prepaid the May 2022 Term Loan in full which included outstanding accrued interest of approximately $0.1 million, and approximately $1.0 million in final payment and other fees using a combination of cash, primarily comprised of $19.4 million of net cash raised under the ATM Facility during the quarter ended June 30, 2023, $20.0 million in Term A Loans and $1.7 million in cash reserves.

On August 4, 2023, we prepaid the Term A Loans in full, including accrued interest and fees, using $11.9 million of cash, net, raised under the ATM Facility and $9.3 million in cash reserves.

The paydown in full of our debt is expected to reduce anticipated interest expense for the remaining three months of 2023 by approximately $0.6 million and reduce anticipated 2024 interest expense by approximately $2.3 million.

Contractual obligations and commitments

Standby letter of credit

We also have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.2 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively.

Funding requirements

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our sales growth;
•
our research and development efforts;
•
our sales and marketing activities;
•
working capital investments, primarily in inventories and accounts receivable;
•
our ability to raise additional funds or borrow to finance our operations;

33

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

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Nine Months Ended September 30,
	(unaudited)
	2023	2022
Net cash (used in) provided by:
Operating activities	$(33,292)	$(44,996)
Investing activities	(26,695)	29,545
Financing activities	57,962	25
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(2)	(23)
Net decrease in cash, cash equivalents and restricted cash	$(2,026)	$(15,449)

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2023, was $33.3 million, consisting primarily of a net loss of $39.4 million and a change in operating assets and liabilities of $5.9 million, partially offset by non-cash stock-based compensation of $11.3 million and depreciation and amortization of $3.0 million.

Net cash used in operating activities for the nine months ended September 30, 2022, was $45.0 million, consisting primarily of a net loss of $51.1 million, and a change in operating assets and liabilities of $5.6 million, partially offset by non-cash stock-based compensation of $8.4 million, and depreciation and amortization of $3.0 million.

Cash (used in) provided by investing activities

Net cash used in investing activities for the nine months ended September 30, 2023, was $26.7 million, consisting of net maturities of short-term investments of $23.5 million and purchases of property and equipment of $3.2 million.

Net cash provided by investing activities for the nine months ended September 30, 2022, was $29.5 million, consisting of net maturities of short-term investments of $31.6 million which were offset by purchases of property and equipment of $2.0 million.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $58.0 million consisting primarily of proceeds from issuances of common stock from our public offering of $54.1 million, proceeds from issuance of common stock for at-the-market offerings of $42.4 million and proceeds from issuance of common stock of $5.9 million partially offset by a net paydown of the June 2023 LSA of $40.0 million.

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

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 6, 2023. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023.

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

Uncertain macroeconomic conditions including recent inflationary pressures and the rise in interest rates have created significant uncertainty in the U.S. economy and capital markets, which is expected to continue through the remainder of 2023 and beyond and could negatively impact our financial results and liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2023, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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
•
We currently maintain all of our cash, cash equivalents and short-term investments in one financial institution and, therefore, our cash, cash equivalents and short-term investments could be adversely affected if the financial institution in which we hold our cash, cash equivalents and short-term investments fails.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $63.3 million and $52.8 million for the years ended December 31, 2022 and 2021 respectively and $39.2 million for the nine months ended September 30, 2023. As a result of these losses, as of September 30, 2023, we had an accumulated deficit of $585.5 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the costs associated with being a public company.

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
•
our ability to borrow or raise additional funds through future debt or equity offerings to finance our operations;
•
the outcome, costs and timing of any clinical trial results for our current or future products;
•
the emergence and effect of competing or complementary products;
•
the availability and amount of reimbursement for procedures using our products;

40

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

As of September 30, 2023 and December 31, 2022, we had $131.9 million and $105.8 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

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

We currently maintain all of our cash, cash equivalents and short-term investments in one financial institution and, therefore, our cash, cash equivalents and short-term investments could be adversely affected if the financial institution in which we hold our cash, cash equivalents and short-term investments fails.

We currently maintain all of our cash, cash equivalents and short-term investments with one financial institution. At the current time, our cash, cash equivalents and short-term investment balances with such financial institution are held primarily in U.S. treasury bills with a duration of less than 12 months. A portion of our operating cash is held in accounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The failure of the financial institution in which our cash, cash equivalents and short-term-investments are held, the resulting inability for us to obtain the return of our funds from that financial institution, or any other adverse condition suffered by the financial institution, could impact access to our operating cash and a temporary inability to access our short-term investments in U.S. treasury bills which could have an adverse effect on our business, financial condition and results of operations.

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
•
the degree of patient willingness to pay for the additional costs associated with our premium intraocular lens out of pocket;
•
the degree to which doctors adopt our RxSight system;

42

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

52

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

To the extent changes to state regulations and interpretation of the practice of optometry, changes to insurance coverage and government reimbursement rates for our products and related procedures and/or changes in medical or professional malpractice insurance coverage for doctors who perform procedures using our products are implemented, such changes could affect the adoption of our products and our future revenue.

States regulate the practice of optometry, including the types of procedures optometrists are authorized to perform in each state. To the extent states change the scope of optometry with respect to those who are qualified to perform LDD procedures involving our RxSight system, such state regulation or policy can have a material impact on our business. Additionally, payor restrictions on the coverage and/or reimbursement levels for procedures using our RxSight system can negatively impact our business. Changes to medical or professional malpractice insurance coverage policies for doctors who perform procedures using our products, can also impact the adoption of our products and our business operations. We can provide no assurance on the impact of current and future federal and state legislative, executive, and administrative actions, including measures implemented by state boards of examiners in optometry, as well as policies of malpractice insurance carriers and payors on us, our business operations, and the business of our customers. The implementation of cost containment measures or other policy and regulatory changes may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

We have expanded, and expect to continue to expand, our organization, including expanding our sales and marketing capability and creating additional infrastructure to support our operations as a public company. As a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

As of September 30, 2023 we had federal net operating loss carryforwards (“NOLs”) of approximately $300.4 million, which will begin to expire in various years ranging from 2023 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act.

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

Although we do not currently rely upon any material licenses to any patent rights, proprietary technology, or other intellectual property from any third parties for the development of our products and technology, we may in the future rely, in part, upon licenses to certain patent rights, proprietary technology and other intellectual property from third parties that are important or necessary to the development of our products and technology, including future products and technology. Further development and commercialization of our current products, and development of any future products, may require us to enter into license or collaboration agreements. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.

In addition, and as such, in the future we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. Additionally, patents licensed that may be to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. If our potential licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected.

Our potential licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-license. This could materially and adversely affect our business, financial condition and results of operations.

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

65

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

70

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

The RxSight system is approved for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error, including for -2.0 to + 2.0 diopters of sphere and -3.0 to -0.50 diopters of cylinder and by changing lens curvature to introduce controlled amounts of spherical aberration (+/- 1 micron) and center near add (up to 2.0 diopters) which is also registered with the MHRA in the United Kingdom, in Canada and in Mexico. Obtaining additional foreign regulatory approvals and establishing and ensuring compliance with foreign regulatory requirements in jurisdictions where we conduct business currently or in the future, could be time-consuming and expensive, and could delay the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals or clearances, our target market will be reduced and our ability to realize the full market potential of our current and future products will be harmed.

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

Our manufacturing and design processes and those of our third-party component suppliers are required to comply with the FDA’s QSR, which covers procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products in the United States. We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations, including design, manufacturing, and service, to maintain our CE Mark in Europe. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies, and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take timely and adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

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

78

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
•
delayed review times; and
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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through November 1, 2023, our common stock has traded at a low of $8.80 and a high of $33.77 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

•
the timing and results of preclinical studies and clinical trials of our current and future products or those of our competitors;

88

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

As of September 30, 2023, we had 35,847,685 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

On August 8, 2022, we filed a $200.0 million shelf registration statement which became effective on August 12, 2022. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $200.0 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. At the time of filing of the shelf registration statement, we also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of our common stock through an “at-the-market” (“ATM”) offering. The shares were offered through BofA Securities, Inc. as sales agent. As of September 30, 2023, a total of 2,617,964 shares of common stock, for total net proceeds of $47.1 million, have been issued and sold through the ATM offering, of which 428,000 shares of common stock for net proceeds of $11.9 million, were sold during the quarter ended September 30, 2023. The shares sold during the quarter ended September 30, 2023 comprised the remaining shares authorized under the $50 million ATM offering.

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

As of September 30, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 30% of our voting common stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As a public company we are incurring significant legal, accounting and other expenses and these expenses may increase even more as of December 31, 2023, as we will no longer be an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time and effort to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified employees and persons to serve on our Board of Directors, our board committees or as executive officers.

As of December 31, 2023, because we will no longer qualify as an “emerging growth company” we will incur additional expenses and management’s time may be diverted in an effort to comply with compliance-related activities as we implement additional corporate governance practices to comply with the increased documentation and reporting requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Beginning with fiscal year ended December 31, 2023, our independent registered public accounting firm will have to attest to the effectiveness of our internal control over financial reporting under Section 404(b). We have implemented improved processes for documenting and evaluating our system of internal controls required under Section 404(b) however, the rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant judgment, documentation, testing and possible remediation to meet the detailed standards. During the course of documenting, evaluating and testing our internal control over financial reporting, our management may identify significant deficiencies or material weaknesses which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act.

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

If we are unable to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act effectively and if management identifies one or more significant deficiencies or material weaknesses, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or if they are unable to express an opinion on the effectiveness of our internal controls or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements any of which could result in a loss of investor confidence or negative investor perceptions. If any of the above were to happen, the market price of our stock could decline significantly and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

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

92

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

The Tax Act enacted many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. As an example, beginning in 2022, the Tax Act eliminates the option to immediately deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which may impact our effective tax rate and our cash tax liability in 2022 or in future years. Regulatory or legislative developments may arise from the proposed U.S. tax reform under the Biden Administration, which has proposed several changes to the corporate income tax regime, which, if adopted, could result in increased taxation of our business operations. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. We will also continue to monitor and assess the impact of international tax reform, including but not limited to the 15% global minimal tax proposed by the Organisation for Economic Co-operation and Development. Finally, the Inflation Reduction Act of 2022 (the “IRA”), was effective beginning in fiscal year 2023. We do not currently expect that the IRA will have a material impact on our income tax liability.

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

Global economic, political and market conditions, armed conflict, including in Ukraine and the Middle East, and general economic downturns, may negatively impact our business. Challenging or uncertain economic conditions including those related to global epidemics, pandemics, or contagious diseases, geopolitical turmoil, and macroeconomic conditions, inflation, fluctuations in foreign exchange rates, instability in the global banking system, disruptions in supply chains and interest rates, could make it difficult for our customers and potential customers to accurately forecast and plan future business activities and may cause our customers and potential customers to slow or reduce spending, or vary order frequency, on our products. Furthermore, during challenging or uncertain economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which could impact their willingness to make purchases and their ability to make timely payments to us. Global economic conditions could have an adverse effect on demand for our products, including on our ability to predict future operating results and on our financial condition and operating results. If global economic conditions remain uncertain or deteriorate, it may materially impact our business, operating results and financial condition.

For example, we and other key international economies are currently operating in a period of economic uncertainty and the United States has recently experienced historically high levels of inflation and rising interest rates, which has led to increased costs of labor, capital, employee compensation and other similar effects. If unfavorable conditions in the national and global economy persist, or worsen, our current and potential customers’ operating costs will likely increase, which could result in reduced operating budgets. Our revenue may be disproportionately affected by delays or reductions in spending.

The present conditions and state of the U.S. and global economies make it difficult to predict whether, when and to what extent a recession has occurred or will occur in the near future. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

Additionally, adverse worldwide economic conditions may also adversely impact our suppliers’ ability to provide us with materials and components, cause them to limit or place burdensome conditions upon future transactions with us, or affect their ability to fulfill their respective contractual obligations to us, which could have a material adverse effect on our business, financial condition and results of operations.

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

None

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

RxSight, Inc.

Date: November 9, 2023	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Shelley Thunen
Shelley Thunen
Chief Financial Officer
(Principal Financial and Accounting Officer)

