Form 10-K
period 2023-12-31
RxSight, Inc.
filed 2024-02-28
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $869 million based upon the closing price of $28.80 on the Nasdaq Global Market on such date.

The number of shares of registrant’s Common Stock outstanding as of February 15, 2024 was 36,987,556.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. In this report, “we,” “us” and “our” refer to RxSight, Inc., a Delaware corporation, and its consolidated subsidiaries.

The forward-looking statements are contained principally in the section entitled “Risk Factors” in Part I, Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. Forward-looking statements include, but are not limited to, statements concerning the following:

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

ii

•
development and projections relating to our competitors or our industry, including anticipated growth rates for the conventional and premium intraocular lens (“IOL”) markets;
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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part I, Item 1A, “Risk Factors,” elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

A cataract is the loss of transparency in the eye’s natural lens, which causes blurry or hazy vision and can eventually lead to blindness. Approximately 50% of all individuals develop some form of cataracts by age 60, usually in both eyes, and prevalence increases with age. Among the world’s most commonly performed procedures, cataract surgery involves removing the cloudy natural lens and replacing it with a clear IOL. Prior to surgery, patients can opt for either a spherical monofocal IOL, which usually results in improved vision but requires glasses for best vision, or a premium IOL, which also corrects for astigmatism and/or presbyopia, thereby reducing spectacle dependence. In the United States, Medicare and private insurers typically cover the full cost of spherical IOL procedures, while premium IOL procedures require patients to pay an incremental out-of-pocket fee, typically ranging from $1,000 to $4,000 per eye depending on the specific premium IOL used. In the United States, the world’s largest premium IOL market, 2023 premium procedures represented about 21% of all cataract procedures and generated approximately $780 million in revenue, a figure that is projected to grow at a 9.5% compound annual growth rate (“CAGR”) by 2028, according to the Market Scope 2023 Premium Cataract Surgery Market Report.

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

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our U.S. commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 4,000 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of December 31, 2023, we had established an installed base of 666 LDDs in ophthalmology practices and, since our inception though December 31, 2023, surgeons have implanted over 96,000 LALs.

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

Our market opportunity

According to the Market Scope 2023 Premium Cataract Surgery Market Report and 2023 Market Scope IOL Report:

•
Approximately 31 million cataract surgeries were performed globally in 2023, including 4.7 million in the United States. The number of procedures worldwide is projected to grow at a CAGR of 3.9% to over 37 million by 2028. In the United States, procedures are expected to grow at a CAGR of 4.5% to 5.9 million by 2028;
•
The United States is the world’s largest premium IOL market. In 2023, premium IOL procedures represented approximately 21% and 11% of cataract surgeries in the United States and worldwide, respectively;
•
In 2023, premium IOL revenue was approximately $2.4 billion globally and $780 million in the United States, and is expected to grow at a CAGR of 11.0% and 9.5%, respectively, through 2028. Key growth drivers include the increasing number of patients who prefer to be glasses-free, technological innovations, increased access to healthcare and rising disposable income; and
•
In the United States, there are approximately 8,000 ophthalmic surgeons that perform cataract surgery, including approximately 4,000 that perform roughly 70%-80% of premium IOL cataract procedures.

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
•
Astigmatism-Correcting or Toric Lenses. Toric lenses correct for astigmatism, a condition in which the cornea is not uniformly curved leading to distortion of near and distance vision. According to the 2023 Market Scope IOL Report, approximately 70% of the population has clinically significant astigmatism of 0.5 diopters or more. Corrective toric lenses can provide additional distance, intermediate or near vision correction depending on the power of the lens selected and if their optical design incorporates either multifocal or EDOF features.

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

Our solution

We designed our RxSight system to address the shortcomings of existing premium IOL technologies and provide a solution that doctors can trust to improve visual outcomes and achieve high levels of patient satisfaction. We began commercializing our solution in the United States in 2019 and are focused on establishing the RxSight system as the standard of care for premium IOL procedures. As of December 31, 2023, we had an installed base of 666 LDDs in ophthalmology practices, and since our inception over 96,000 surgeries have been performed with our RxSight system.

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

RxSIGHT
LIGHT DELIVERY DEVICE
CONFIRM SUFFICIENT DILATION
ALIGN RETICLE TO OUTER EDGE OF RxLAL
PATCH FELLOW EYE
FOCUS ONTO HAPTICS
INSTRUCT PATIENT TO FOCUS ON FIXATION TARGET
APPLY RxSIGHT CONTACT LENS - INSPECT FOR BUBBLE/DEBRIS
PREPARE THE RxSIGHT CONTACT LENS WITH COUPLING GEL
BACK
CONFIRM 1-5
RxSIGHT
RxSIGHT

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

Our LAL, which we manufacture using our proprietary silicone formulation, leverages the unique material properties of silicone. Silicone consists of an inorganic silicon-oxygen backbone, which is a chain of alternating silicon and oxygen atoms with an attached side group, which is a pair of organic molecules bonded to each silicon atom in the chain. Combined with organic side functionality including reactive groups, silicones can be cross-linked at multiple points resulting in three-dimensional structures. By varying chain length, attached side group and cross-linking design, silicone polymers can be tailored to have unique properties, leading to their broad use across a wide array of applications. We have developed a novel application of silicone to optimize the mechanical and optical properties of IOLs in order to improve vision in patients following cataract surgery.

To create the LAL, we use a composition of silicone polymers including low molecular weight functionalized polymer, we call them “macromers”, mixed with photo-active molecules and other compounds. The initial composition of our lens material is a viscous liquid that is thermally cured in a lens mold. Thermal curing and photopolymerization use temperature and ultraviolet light, respectively, to initiate and propagate a polymerization reaction. To avoid polymerizing the macromers in the composition, the thermal curing is performed at a low temperature. The partial polymerization of the LAL results in a solid but soft silicone lens, leaving the photosensitive macromers unpolymerized and distributed throughout the lens. While the resulting lens is optically clear, the macromers and photo-active molecules remain free to continuously move within the lens.

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

Our growth strategies

We are leveraging the tangible and compelling benefits of our RxSight solution to achieve broad adoption of our technology and establish it as the standard of care for premium cataract surgery. Our growth strategies include:

•
Establishing new customers and growing our installed base of LDDs. We believe our technology offers a differentiated value proposition to doctors and patients, providing us an opportunity to grow our share in the premium IOL market and increase the penetration of premium IOLs in the broader cataract surgery market. To grow our installed base, we are focused primarily on converting high-volume premium cataract surgeons to the RxSight system by highlighting its clinical, economic and workflow benefits compared to competing premium IOL technologies. Secondarily, we are focused on the broader pool of cataract surgeons who may implant premium IOLs sparingly or not at all due to suboptimal visual outcomes, persistent side effects and uneven patient satisfaction sometimes associated with non-adjustable premium IOL offerings. Because our RxSight system is designed to overcome these shortcomings, we believe many of these doctors have the potential to be successful RxSight customers. We are also investing in professional education, additional clinical studies and registries that expand our evidence base, facilitating peer-to-peer dialogue and forums and communicating the benefits of our technology through marketing initiatives, tradeshows and podium presentations;
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
•
Investing in RxSight system enhancements and expanding indications. We continue to enhance our RxSight system to improve the patient and doctor experience, meet evolving customer needs and address the widest possible patient population. Since our initial FDA approval in November 2017 through December 31, 2023, we have received approximately 30 supplemental approvals. Recent enhancements include increasing the range of available LAL powers, modifying the LAL to improve image quality, reducing the margin of residual refractive error, allowing an optional third refractive adjustment, developing new UV glasses with improved aesthetics and usability, and adding a photosensitive anterior layer (ActivShield™) to the LAL to help protect the lens from unwanted UV exposure. We believe these technological advancements help to drive increased adoption of our RxSight system;
•
Scaling our business to achieve cost and production efficiencies. We expect to realize operating leverage through increased scale efficiencies as our commercial operations grow. We have executed a number of design and manufacturing process improvements to streamline both LAL and LDD production, and have developed a more compact LDD, which was approved by the FDA in January 2023 and began shipping in the third quarter of 2023. We are also concurrently executing on our strategy to optimize our diverse supply chain and to develop second sources from less expensive suppliers. We anticipate that the combination of these strategies will drive margin improvement in the future when introduced into production and offered for sale; and
•
Growing our commercial operations in international markets. While our current commercial focus is on the large opportunity within the United States, we believe the RxSight system offers compelling benefits for cataract doctors and patients in select international markets. According to the Market Scope 2023 Premium Report, over 75% of the premium IOL procedures in 2023 were outside the United States. Our RxSight system has approval in Mexico and Canada for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. We may selectively pursue commercial expansion outside the United States that accept these approvals in the future, with a priority on markets where we see significant potential growth opportunities. New approvals may also be sought in large cataract markets with more complex regulatory environments such as Asia.

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

Sales and marketing

We commenced commercial launch of our RxSight system in the United States in 2019 and are initially focused on the estimated 4,000 surgeons that perform 70%-80% of premium cataract surgery procedures. These surgeons are usually part of larger ophthalmology practices with multiple cataract surgeons. They typically have refractive surgery practices offering LASIK and are skilled at selling premium procedures based on delivery of better visual outcomes. Our U.S. commercial organization includes a direct sales team comprised of LDD sales personnel and LAL account managers, as well as clinical specialists and field service engineers and marketing personnel. While we believe we can effectively cover our concentrated target market with our focused commercial organization, we will add highly qualified personnel from time to time, with a strategic mix of sales personnel and clinical specialists, to drive further awareness and penetration among cataract surgeons.

Our commercial efforts are designed to create a “razor and razor blade” business model by building a sizable LDD installed base to drive ongoing growth in LAL procedure volumes. LDD sales personnel are responsible for establishing relationships with doctors and securing new customers. New customer contracts typically include sale of the LDD between approximately $110,000 - $145,000, sale of LALs for approximately $1,000 each and an LAL consignment agreement. Once the LDD is installed, our clinical specialists work closely with the practice’s doctors, technicians and staff members to ensure that they are fully trained, proficient LAL providers. Our LAL account managers oversee this process and engage with practices on an ongoing basis to assist with patient awareness and education programs, development of efficient patient flow processes and other initiatives. To achieve broad awareness of the RxSight system among cataract surgeons, we also conduct various marketing programs, including promotions at industry and society conferences, podium presentations, social media, and educational webinars focused on the differentiated benefits of our RxSight system.

Our RxSight system has received regulatory approval in Mexico and Canada. We sell our products in Canada through a distribution partner.

Research and development

Our research and development activities are focused on programs that improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and lifecycle management. Since our initial FDA approval in November 2017 through December 31, 2023, we have received approximately 30 supplemental approvals that advance these objectives.

In January 2023, the FDA approved our PMA supplement to our compact LDD for various modifications. This LDD will also require a submission for approval in countries outside the United States. Research and development expenses were $29.1 million and $26.0 million for the years ended December 31, 2023 and 2022, respectively.

Manufacturing and supply

We currently manufacture, assemble, test, and ship our LAL and LDD in Aliso Viejo, California at our campus of four facilities which consist of an aggregate of approximately 121,000 total square feet. We have intentionally pursued a vertically integrated manufacturing strategy offering critical advantages, including control over our product quality and rapid product iteration using strong R&D and quality groups. We believe our current manufacturing capacity is sufficient to meet our current expected demand for at least the next 12 months.

We are registered with the FDA as a medical device manufacturer and are licensed by the State of California to manufacture and distribute our medical devices. We are required to manufacture our products in compliance with the FDA’s Quality System Regulation (“QSR”) (21 CFR 820). The FDA enforces the QSR through periodic inspections and may also inspect the facilities of our suppliers. All of our current Aliso Viejo, California facilities have been registered with the FDA, the State of California, and the European Notified Body (British Standards Institution) for the manufacture and distribution of medical devices.

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

We use a combination of internally manufactured and externally sourced components to produce the LAL and LDD. We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products that include off-the-shelf chemical, materials, microchips integrated into printed circuit boards and cables, sub-assemblies, and custom parts that are provided by qualified and approved suppliers. We also employ a third-party sterilization vendor. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, due to these supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us.

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

Intellectual Property and License Agreements

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

As of December 31, 2023, our patent estate is directed to various aspects of our programs and technology, including our LAL and our LDD as well as lens adjustment procedure and other technology. Any U.S. or foreign patents issued or pending would be scheduled to expire on various dates from 2025 and 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, and other governmental fees. Further details on certain segments of our patent portfolio, including our owned and exclusively in-licensed issued patents and patent applications, are included below.

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
•
Our RxSight system accessories: Some of the patents directed to our RxSight system accessories include, for example, U.S. Pat. No. 11,083,568, which is expected to expire in 2037.

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

From a commercial perspective, we believe our primary competitors in the cataract IOL market are alternative premium IOL providers, including Alcon, Johnson & Johnson and Bausch + Lomb. According to Market Scope, the global cataract IOL market is highly concentrated, with these top three players accounting for approximately 77% of the total U.S. premium cataract surgery market and approximately 61% of the global manufacturer market revenue. Our competitors are significantly larger than us with greater financial, marketing, sales and personnel resources, greater brand recognition and longer operating histories. We believe our ability to compete effectively will be dependent on our ability to build the commercial infrastructure necessary to effectively and cost-efficiently drive awareness of the unique value of our RxSight system.

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

The most popular premium IOLs families approved for cataract treatment are toric and multifocal Acrysof and Tecnis IOL models. According to the Market Scope 2023 Premium Report Alcon, Johnson & Johnson, Bausch + Lomb are three of the top IOL manufacturers, with an estimated 2022 revenue share of the world-wide premium IOL market of approximately 51%, 24%, and 2% respectively. The Acrysof and Tecnis families of IOLs are available in a monofocal Toric, multifocal Toric and EDOF Toric versions. The PC and Toric versions of these lenses represented over half of all premium multifocal IOLs sold in 2023. The rest of the market is shared between several smaller companies each with under 5% market share. From a technology perspective, we believe the LAL competes with nearly all of the existing IOLs, including conventional, premium astigmatism correcting and premium presbyopia correcting lenses.

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
•
the QSR, or Quality Management System Regulation (“QMSR”), which goes into effect in February 2026, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation, and other quality assurance procedures during the manufacturing process;
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

FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, some states also require medical device manufacturers and/or distributors doing business within the state to register with the state or apply for a state license, which could subject our facility to state inspection as well as FDA inspection on a routine basis for compliance with the QSR and any applicable state requirements. The FDA issued a final rule in February 2024 replacing the QSR with QMSR, which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. The FDA will begin to enforce the QMSR requirements upon the effective date, February 2, 2026. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. Further, the FDA requires us to comply with various FDA regulations regarding labeling. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:

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

United States health care reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage for the procedures associated with the use of our products or result in lower reimbursement for those procedures. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products. Changes in healthcare policy, including changes in the implementation or the repeal of the ACA in the United States, could increase our costs, decrease our revenue and impact sales of and reimbursement and coverage for our current and future products. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. In particular, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments in November 2020. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures of the Biden administration will impact the ACA and our business. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2032 absent additional congressional action, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional action is taken by Congress. Moreover, there recently has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Data privacy and security

Medical device companies may be subject to foreign and U.S. federal and state health information privacy, data protection, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information.

HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective “business associates,” individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the United States Department of Health and Human Services (“HHS”), affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, or PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Even when HIPAA does not apply, failing to take appropriate steps to keep personal information secure may constitute a violation of laws or unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Personally identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Any actual or perceived failure to comply with these laws can result in private claims, demands and litigation, regulatory investigations and other proceedings, and the imposition of significant civil and/or criminal penalties and other relief. For example, California enacted the California Consumer Privacy Act, (“CCPA”), which went into effect January 1, 2020. The CCPA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.

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

The EU also has laws and regulations dealing with the collection, use and processing of personal data obtained from individuals in the EU, including the EU General Data Protection Regulation, or GDPR. These laws and regulations are often more restrictive than those in the United States and restrict transfers of personal data to the United States unless certain requirements are met. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Further, the United Kingdom has adopted the UK General Data Protection Regulation and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law and provides for a penalty structure similar to the GDPR. Because the interpretation and application of laws, regulations, standards and other obligations relating to privacy, data protection and security are still uncertain, it is possible that these laws, regulations, standards and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies. If our practices are not consistent, or are viewed as not consistent, with changes in laws, regulations and standards or the interpretations or applications of existing laws, regulations and standards, we may also become subject to fines, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, lawsuits, loss of export privileges, severe criminal or civil sanction or other penalties.

Employees and human capital

As of December 31, 2023, we had 374 full-time employees. All of our employees are full-time and none of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Facilities

Our corporate headquarters are in Aliso Viejo, California where we lease four facilities housing our headquarters, manufacturing, research and development and administrative offices. The facility leases are for approximately 121,000 square feet in the aggregate. The leases terminate on (a) September 30, 2024, with one option to extend for five years; (b) January 31, 2026, with three options to extend for five years each; (c) March 31, 2025, with two options to extend for five years each; and (d) August 31, 2024, with one option to extend for five years. We believe that our existing facilities are adequate for our near-term needs but expect to need additional space as we grow. We believe that suitable additional or alternative space would be available in the future as required on commercially reasonable terms.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $50.1 million and $63.3 million for the years ended December 31, 2023 and 2022, respectively. As a result of these losses, as of December 31, 2023, we had an accumulated deficit of $594.6 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the costs associated with being a public company.

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

Moreover, in the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to products or technologies we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the conflicts in Eastern Europe, the Middle East and otherwise.

As of December 31, 2023, we had $127.2 million in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as such metric may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

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

Deterioration in the economic conditions globally resulting in instability in global financial markets, including the following, may pose a risk to our business: inflation and rising interest rates, large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets’ jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, and instability in the capital markets.

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
•
our ability to continue to develop, validate and maintain a commercially viable manufacturing process that is compliant with the Quality Systems Regulations (“QSR”), or QSMR when it goes into effect in February 2026, and other applicable foreign, federal and state regulatory requirements;
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

We may experience a significant disruption in our information technology systems or breaches of data security.

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our business needs. In some cases, we rely upon third-party hosting and support services to meet these needs. The internet has experienced increasingly sophisticated and damaging threats in the form of phishing emails, malware, malicious websites, ransomware, exploitation of application vulnerabilities, and nation-state attacks. It is also becoming more common for these attacks to leverage previously unknown vulnerabilities. The growing and evolving cyber-risk environment means that individuals, companies, and organizations of all sizes, including ourselves, our customers, suppliers and our hosting and support partners, are increasingly vulnerable to attacks and disruptions on their networks and systems by a wide range of actors on an ongoing and regular basis.

We maintain information security tools and technologies, staff, policies and procedures for managing risk to our networks and information systems, and conduct employee training on cybersecurity designed to mitigate persistent and continuously evolving cybersecurity threats. Our network security controls are comprised of administrative, physical and technical controls, which include, but are not limited to, the implementation of firewalls, anti-virus protection, patches, log monitors, routine backups, off-site storage, network audits and other routine updates and modifications. We also routinely monitor and develop our internal information technology systems to address risks to our information systems. Any system failure, accident or security breach could result in disruptions to our business processes, network degradation, and system down time, along with the potential that a third-party will gain unauthorized access to, or acquire intellectual property, proprietary business information, and data related to our employees, customers, suppliers, and business partners, including personal data. To the extent that any disruption, degradation, downtime or other security event results in a loss or damage to our data or systems, or in inappropriate disclosure of confidential or personal data, it could adversely impact us and our customers, potentially resulting in, among other things, financial losses, loss of customers or business, our inability to transact business, adverse impact on our reputation, violations of applicable privacy, data protection, security and other laws, regulatory fines, penalties, litigation, reputational damage, reimbursement, or additional compliance and regulatory costs. We may also incur additional costs related to cybersecurity risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or security breaches or incidents in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events. No assurances can be given that our efforts to reduce the risk of such attacks or to detect attacks that occur will be successful and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

As of December 31, 2023, we had federal net operating loss carryforwards (“NOLs”) of approximately $311.2 million, which will begin to expire in various years ranging from 2024 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act.

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

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, this could arise if the research resulting in certain of our owned or in-licensed patent rights and technology was funded in part by the United States government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to United States industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Recently, the government released a draft framework that may be used by an agency when deciding to exercise its march-in rights for public comments, and as such, the framework for deciding when march-in rights are exercised may change. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications, copyrights, or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, copyrights, trademarks and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents, copyrights, or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use product names. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. We may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our owned or in-licensed patent portfolio may therefore have no deterrent effect. We may in the future become party to adversarial proceedings or litigation where our competitors or other third parties may assert claims against us, alleging that our products or services infringe, misappropriate or otherwise violate their intellectual property rights, including patents and trade secrets. The defense of these matters can be time consuming, be costly, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third party’s patent or trademark or of misappropriating a third party’s trade secret, or any indemnification granted by such vendors may not be sufficient to address any liability and costs we incur as a result of such claims. Additionally, we may be obligated to indemnify our customers or business partners in connection with litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources.

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

In addition, and as such, in the future we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. Additionally, patents that may be licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. If our potential licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected.

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

In addition, we are required to timely file various reports with the FDA, including Medical Device Reporting (“MDR”), that requires that we report to the regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

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

Medical devices regulated by the FDA are subject to “general controls” which include: registration with the FDA; listing commercially distributed products with the FDA; complying with all applicable requirements under the QSR, or QSMR when its goes into effect in February 2026; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining pre-market notification 510(k) clearance for devices prior to marketing. Some devices known as “510(k)-exempt” devices can be marketed without prior marketing-clearance or approval from the FDA. In addition to the “general controls,” some Class II medical devices are also subject to “special controls,” including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, most Class III devices are subject to PMA.

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

In addition, the policies of the FDA and of comparable foreign regulatory authorities may change and additional laws, regulations and government actions may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications.

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

If we, or our suppliers, fail to comply with the FDA’s QSR or QSMR when it goes into effect in February 2026, or other applicable foreign regulations, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

Our manufacturing and design processes and those of our third-party component suppliers are required to comply with the FDA’s QSR, which covers procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products in the United States. We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations, including design, manufacturing, and service, to maintain our CE Mark in Europe. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies, and comparable agencies in other countries. Further, the FDA issued a final rule in February 2024 replacing the QSR with Quality Management System Regulation (“QMSR”), which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. The FDA will begin to enforce the QMSR requirements upon the effective date, February 2, 2026. If we or any of our suppliers or contractors fail to meet the regulatory requirements or a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take timely and adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

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

We can provide no assurance that we will continue to remain in material compliance with the QSR, or QSMR when it goes into effect in February 2026. If the FDA, CDPH, or any applicable notified body in the European Union or United Kingdom inspects any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our products, which would harm our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and accordingly, our financial operations. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not harm our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

In 2017, the European Union (“EU”) published the new EU Medical Device Regulation (“EU MDR”) (2017/745), the application of which was postponed until May 26, 2021 for class I devices (lowest risk) and May 26, 2024 for all other class devices (higher risk devices). In February 2023, EU Parliament voted to extend the EU MDR transition timelines, which postpones application until December 2027 for higher-risk Class III and implantable IIb devices and until December 2028 for lower-risk Class I and IIa devices. The new regulations replace predecessor directives and emphasize a global convergence of regulations. With the transition from the Medical Devices Directive (“MDD”), to the EU MDR, notified bodies are required to seek designation to operate as conformity assessment authorities under the new law. While we are currently in compliance with the EU MDR and in process of transferring certification from MDD to EU MDR, compliance with any new or changing regulations in the EU or other jurisdictions where we currently commercialize our products or intend to commercialize in the future is a time consuming process that may require comprehensive quality system audits and new conformity assessment certifications for our products. Major changes include:

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

We are required to file adverse event reports under MDR regulations with the FDA that are publicly available on the FDA’s website. We are required to file MDRs if our products may have caused or contributed to a serious injury or death or malfunctioned in a way that could likely cause or contribute to a serious injury or death if it were to recur. Any such MDR that reports a significant adverse event could result in negative publicity, which could harm our reputation and future sales. If we fail to report events required to be reported to the FDA within the required timeframes, or at all, the FDA could take enforcement action and impose sanctions against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require our time and capital, distract management from operating our business and may harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

We face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data and security protection practices.

Our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations, such as the Common Rule (“GCP”) guidelines, or FDA human subject protection regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to users’ accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and may use such access to obtain users’ personal data or prevent use of their accounts. Data breaches or other incidents could result in a violation of applicable United States and international privacy, data protection, security and other laws, and subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy, data protection or security laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws, regulations or rules concerning personal information and data security and have prioritized privacy and security violations for enforcement actions. Additionally, in the United States, California adopted the CCPA in January 2020, which requires certain companies that process information of California consumers to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to exercise certain rights with respect to their personal information and opt out of certain sales of personal information, in addition to severely limiting our ability to use their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the unauthorized access and exfiltration, theft, or disclosure of personal information. Furthermore, in November 2020, California voters passed the CPRA, which became effective January 1, 2023. The CPRA imposes additional obligations on covered companies and significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. Other states have proposed or enacted privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. It remains unclear how various provisions of the CCPA and these other new and evolving state laws will be interpreted and enforced. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach (and, in some cases, to regulators). The effects of the CCPA, CPRA and other such privacy laws are potentially significant, and may require us to modify our practices and policies and to incur substantial costs and expenses in an effort to comply.

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

The GDPR provides that EU member states may make their own laws and regulations limiting the (i) processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and (ii) profiling and automated individual decision-making of individuals, which could limit our ability to use and share personal data or other data and could cause our costs to increase, harming our business and financial condition. Non-compliance with GDPR is subject to significant penalties, including fines of up to €20 million or 4% of total worldwide revenue, whichever is greater. Interpretations of the GDPR by local data protection authorities in EU member states, along with the complexity of the regime itself, create uncertainty regarding the interpretation and enforcement of the law, with potential inconsistencies across EU member states. Other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations relating to privacy, data protection or security, which enhances risks relating to compliance with such laws. Further, the United Kingdom has adopted the UK General Data Protection Regulation and UK Data Protection Act, which retain the GDPR in the United Kingdom’s national law and provide for a penalty structure similar to the GDPR. These recent developments have required us to review and modify the legal means by which we process personal data and may require us to make other modifications. The implementation and enforcement of the GDPR and other evolving legislation may subject us to enforcement risk and requirements to change certain of our data collection, processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected.

Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the European Economic Area (“EEA”), Switzerland, and the United Kingdom. We rely on transfer mechanisms permitted under these laws, including EU Standard Contractual Clauses (“SCCs”). Such mechanisms have received heightened regulatory and judicial scrutiny in recent years. The Court of Justice of the European Union (“CJEU”) issued a decision in 2020 invalidating a transfer of personal data from the EEA and Switzerland to the U.S. and imposing additional obligations on companies using the SCCs. The European Commission has adopted new SCCs that are required to be implemented, and the United Kingdom has adopted new standard contractual clauses that also are required to be implemented. In June 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring contractual or other additional measures. While it is intended to last for at least four years, the European Commission may revoke the adequacy decision at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. These developments and other regulatory guidance or developments may impose additional obligations with respect to the transfer of personal data from the EEA, Switzerland, and the United Kingdom, all of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA, Switzerland, and the United Kingdom to the U.S. This could adversely affect the manner in which we provide our services and thus materially affect our operations and financial results.

Because the interpretation and application of laws, regulations, standards and other obligations relating to privacy, data protection and security are still uncertain, it is possible that these laws, regulations, standards and other obligations may be interpreted and applied in a manner that is inconsistent with our practices and policies. Any noncompliance, or perceived noncompliance, with laws, regulations, standards and other obligations or changes in interpretations or applications of existing laws, regulations, standards and other obligations, may subject us to fines, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, lawsuits, loss of export privileges, severe criminal or civil sanction or other penalties. Additionally, although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide notices and representations about privacy, data protection or security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our privacy, data protection or security practices, even if unfounded, could damage the reputation of our businesses and discourage potential users from our products and services. Any of the foregoing could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We have commercialized the RxSight system outside of the United States and each component is registered with the MHRA in the United Kingdom. We are subject to numerous, and sometimes conflicting, legal regimes in the countries in which we operate, including on matters as diverse as health and safety standards, marketing and promotional activities, anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data protection privacy, security and labor relations. This includes in emerging markets where legal systems may be less familiar to us. We strive to abide by and maintain compliance with these laws and regulations. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our customers or distributors that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

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

We rely on suppliers, vendors, outsourcing partners, consultants, and other third parties to research, develop, manufacture and commercialize our products. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) disputes may arise with respect to ownership of rights to technology developed with our partners; and (vi) disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country-specific privacy, data protection and security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory and other obligations may have a material adverse effect on our business, financial condition and results of operations.

Risks related to our common stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through February 1, 2024, our common stock has traded at a low of $8.80 and a high of $50.20 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Part I, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

•
announcement of our results of operations and updates regarding our business;
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

As of December 31, 2023, we had 36,139,513 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

We have filed registration statements on Form S-8 under the Securities Act registering the offer and sale of up to an aggregate of 9,216,217 shares of common stock pursuant to our Equity Incentive Plans and an aggregate of 757,694 shares of common stock pursuant to our 2021 ESPP. Our 2021 Plan and 2021 ESPP each contain an evergreen provision that may increase The number of shares available for issuance pursuant to such plans on the first day of each fiscal year. See Note 9 – Stock-Based Compensation Expense in the Notes to the consolidated financial statements included in this report.

On August 8, 2022, we filed a $200.0 million shelf registration statement which became effective on August 12, 2022. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $200.0 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. At the time of filing of the shelf registration statement, we also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of our common stock through an “at-the-market” (the “ATM”) offering. The shares were offered through BofA Securities, Inc. as sales agent. As of December 31, 2023, the full $50 million authorized under the ATM offering was sold.

Further, immediately following the filing of this Form 10-K, we will file on Form S-8 under the Securities Act to register the issuance of 1,445,580 shares of common stock subject to options or other equity awards reserved for future issuance under the 2021 Plan. The number of shares to be registered represents the annual evergreen increase calculated as 4% of the outstanding shares of our common stock on the last day of fiscal year 2023 under our 2021 Plan.

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

As of December 31, 2023 our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 20% of our voting common stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We have incurred increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives and corporate governance practices. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company we are incurring significant legal, accounting and other expenses and these expenses may increase even more as we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time and effort to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified employees and persons to serve on our Board of Directors, our board committees or as executive officers.

As of December 31, 2023, because we no longer qualify as an “emerging growth company” we will incur additional expenses and management’s time may be diverted in an effort to comply with compliance-related activities as we implement additional corporate governance practices to comply with the increased documentation and reporting requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Beginning with fiscal year ended December 31, 2023, our independent registered public accounting firm will have to attest to the effectiveness of our internal control over financial reporting under Section 404(b). We have implemented improved processes for documenting and evaluating our system of internal controls required under Section 404(b) however, the rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant judgment, documentation, testing and possible remediation to meet the detailed standards. During the course of documenting, evaluating and testing our internal control over financial reporting, our management may identify significant deficiencies or material weaknesses which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

The techniques and sophistication used to conduct cyber-attacks and security breaches or other incidents, including of information technology systems, as well as the sources and targets of these attacks, may take many forms (including phishing, social engineering, denial or degradation of service attacks, ransomware, malware or other malicious code), change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. In addition, our employees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate regulated, protected, or personally identifiable information, and may purposefully or inadvertently cause a breach or incident involving or compromise of such information. Third parties may have the technology or know-how to breach the security of the information collected, stored, or transmitted by us, and our respective security measures, as well as those of our third-party service providers, may not effectively prohibit others from obtaining improper access to this information. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of such a breach, incident, or compromise. There is no assurance that any security procedures or controls that we or our third-party providers have implemented will be sufficient to prevent data-security related incidents from occurring.

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

Global economic, political and market conditions, armed conflict, including in Eastern Europe and the Middle East, and general economic downturns, may negatively impact our business. Challenging or uncertain economic conditions including those related to global epidemics, pandemics, or contagious diseases, geopolitical turmoil, and macroeconomic conditions, inflation, fluctuations in foreign exchange rates, instability in the global banking system, disruptions in supply chains and interest rates, could make it difficult for our customers and potential customers to accurately forecast and plan future business activities and may cause our customers and potential customers to slow or reduce spending, or vary order frequency, on our products. Furthermore, during challenging or uncertain economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which could impact their willingness to make purchases and their ability to make timely payments to us. Global economic conditions could have an adverse effect on demand for our products, including on our ability to predict future operating results and on our financial condition and operating results. If global economic conditions remain uncertain or deteriorate, it may materially impact our business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee pursuant to its charter. Our Audit Committee is primarily responsible for monitoring and assessing strategic risk exposure and receives periodic updates from management at Audit Committee meetings regarding cybersecurity threat risks and management’s strategies to manage the same, and our management is responsible for the day-to-day management of the material risks we face. Our Audit Committee reports to the board of directors regarding its activities, including with respect to cybersecurity risk oversight as appropriate, on a quarterly basis.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats and have processes for monitoring and assessing strategic risk exposures and reporting to the Audit Committee and board of directors. We regularly assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing within our IT infrastructure.

We conduct periodic risk assessments to identify cybersecurity threats that may affect information systems that may be vulnerable to cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, if necessary, we implement and maintain reasonable safeguards to minimize identified risks and regularly monitor the effectiveness of our safeguards. We devote significant resources, including engaging experienced consultants and designate senior-level information technology management (“IT management”) to manage the risk assessment and mitigation process. Personnel tasked with managing cybersecurity risks periodically report to senior management and the Audit Committee. We use automated tools and trained personnel to maintain real-time threat monitoring and 24x7 alerting of all of our IT infrastructure and endpoints. We leverage various software tools, internal personnel and consultants to identify, triage, escalate and remediate threats. In the event of a security incident, we follow communication protocols to alert senior-level management as to the nature and severity of the threat while leveraging consultants and forensic tools to contain, document and mitigate the threat.

As part of our overall risk management system, IT management monitors and tests our safeguards and trains our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies and risks through communication and trainings.

We have engaged, and expect to continue to engage, consultants, or other third parties in connection with our risk assessment processes. These providers assist us in designing and implementing our cybersecurity policies and procedures, as well as monitoring and testing the design of our processes. To oversee and identify risks from cybersecurity threats associated with our use of third-party service providers we expect them to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect us.

For additional information regarding whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this report, including the risk factor entitled “We may experience a significant disruption in our information technology systems or breaches of data security” and “Unauthorized third parties may seek to access our devices or other products and services, or related devices, products, and services, and modify or use them in a way inconsistent with our FDA clearances and approvals, which may create risks to users.”

As of the date of this report, we do not believe that we have experienced a material cybersecurity incident.

Item 2. Properties.

We currently lease four facilities which includes our headquarters, manufacturing, research and development and administrative offices in Aliso Viejo, California. The facility leases are for approximately 121,000 square feet in the aggregate. The leases terminate, respectively, on (i) September 30, 2024, with one option to extend for five years; (ii) January 31, 2026, with three options to extend for five years each; (iii) March 31, 2025 with two options to extend for five years each; and (iv) August 31, 2024, with one option to extend for five years. We believe that our facilities are adequate to meet our current needs.

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

Stockholders

As of February 15, 2024, there were approximately 150 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments, if any, and other factors our Board of Directors deems relevant.

Unregistered sales of equity securities

None.

Issuer purchases of equity securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A and elsewhere in this report. See “Special Note Regarding Forward-Looking Statements.”

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

We compete primarily in the IOL market in the U.S. The LAL is a premium IOL which is partially reimbursable under Medicare, and in some cases by private payors. Premium IOLs are sold at a higher price point than conventional IOLs, as they provide refractive correction of vision unlike a conventional IOL that only replaces the natural lens with a clear lens (which is the standard for Medicare reimbursement). Our RxSight system is approved in Mexico and Canada for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. We may selectively pursue commercial expansion in these or other geographies that accept these approvals in the future, with a priority on markets where we see significant potential future opportunities. New approvals may also be sought in large foreign cataract markets with more complex regulatory processes such as Asia.

We are a Delaware corporation headquartered in Aliso Viejo, California with one wholly owned subsidiary located in Amsterdam, Netherlands. The wholly owned subsidiary has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany.

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our United States commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 4,000 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of December 31, 2023, we had established an installed base of 666 LDDs in ophthalmology practices and, since our inception though December 31, 2023, surgeons have implanted over 96,000 LALs.

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

We intend to continue to make investments in our sales and marketing organization, primarily sales representatives, clinical applications specialists and technical service personnel to support new customers and upgrades and LAL account managers to facilitate adoption of use of our LALs among existing accounts. We will expand our marketing efforts with additional print and digital, social media and other customer tools to expand their local advertising. We will also continue to make significant investments in research and development and clinical expenses to make enhancements in our current products. Additionally, as a public company, we have incurred and expect to continue to incur increased costs for employee-related expenses, director and officer insurance premiums, audit fees, (including costs for compliance with Section 404(b) of the Sarbanes-Oxley Act), legal fees, investor relations fees and fees to members of our Board and expenses for compliance with public-company reporting requirements. Because of these and other factors, we expect to continue to incur net losses and negative cash flows from operations in the near future.

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

We believe the number of LDDs sold in each quarter and our LDD installed base at the end of each period are important metrics as they represent an installed base into which we can sell our LALs. Our fourth quarter of 2023 was consistent with the typical seasonality patterns for cataract surgery volumes, which tend to be stronger in the fourth quarter.

	2023				2022
	Q1	Q2	Q3	Q4	Q1	Q2		Q3	Q4
LDDs Sold	56	67	66	77	40	49		49	57
Installed Base at End of Period	456	523	589	666	246	294	*	343	400

* Reduced by one LDD taken out of installed base in Q2 2022.

We believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system.

	2023				2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
LALs Sold	10,523	12,622	13,657	18,071	4,166	5,400	6,595	9,123

During 2023, we had increased LDD sales of 71 and increased LAL sales of 29,589 when compared to 2022 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

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

For the year ended December 31, 2023 and 2022, revenue from contracts with customers consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022

LDD (including training)	$32,091	$22,515
LAL	54,092	24,965
Service warranty, service contracts, and accessories	2,894	1,525
	$89,077	$49,005

For the year ended December 31, 2023 and 2022 we had no customers who individually accounted for more than 10% of revenue.

Cost of sales

Cost of sales consist of materials, labor and manufacturing overhead internally to produce our products as well as the cost of shipping and handling. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management and stock-based compensation. Cost of sales also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalty and license fee expense. Shipping costs billed to customers are included in sales. We expect cost of sales to increase in absolute dollars as our revenue grows and more of our products are sold.

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

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”), expenses consist primarily of personnel-related expenses, including wages, incentive bonuses, stock-based compensation and benefits related to administrative, selling and marketing functions, education programs for doctors, commercial operations and analytics, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, training for doctors, professional services fees such as legal, patent registration costs, accounting, audit fees, (including costs for compliance with Section 404(b) of the Sarbanes-Oxley Act), tax fees, board of directors’ expenses, insurance costs, general corporate expenses and facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our sales and marketing organization and infrastructure to both drive and support the anticipated growth in revenue and due to additional legal, accounting audit and tax fees, insurance and other expenses associated with being a public company.

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

Interest expense

Interest expense consist primarily of interest incurred on indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with indebtedness and interest on leases.

Interest and other income, net

Interest and other income, net consist primarily of interest income earned on our short-term investments and cash equivalents.

Loss on extinguishment of term loan

Loss on extinguishment of term loan consist of the loss from extinguishment of term loan due to repayment of the Oxford debt.

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

Results of operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	($)	(%)
Sales	$89,077	$49,005	$40,072	81.8%
Cost of sales	35,312	27,677	7,635	27.6
Gross profit	$53,765	$21,328	$32,437	152.1%
Operating expenses:
Selling, general and administrative	74,799	58,665	16,134	27.5
Research and development	29,051	25,981	3,070	11.8
Total operating expenses	103,850	84,646	19,204	22.7
Loss from operations	$(50,085)	$(63,318)	13,233	(20.9)%
Other income (expense), net:
Interest expense	(3,308)	(4,946)	1,638	(33.1)
Interest and other income	6,574	1,517	5,057	333.4
Loss on extinguishment of term loan	(1,769)	—	(1,769)	—
Total other income (expense), net:	1,497	(3,429)	4,926	(143.7)%
Loss before income taxes	(48,588)	(66,747)	18,159	(27.2)
Income tax expense	20	9	11	121.0
Net loss	$(48,608)	$(66,756)	$18,148	(27.2)%
Other comprehensive loss
Unrealized gain (loss) on short-term investments	83	(66)	149	(226.3)
Foreign currency translation gain (loss)	7	(9)	16	(176.5)
Total other comprehensive income (loss)	90	(75)	165	(220.2)
Comprehensive loss	$(48,518)	$(66,831)	$18,313	(27.4)%

Sales

Sales increased by $40.1 million, or 81.8%, to $89.1 million for the year ended December 31, 2023 from $49.0 million for the year ended December 31, 2022. The increase was due to incremental sales of 29,589 LALs primarily due to an increased LDD installed base of 266 and incremental sales of 71 LDDs from strong adoption of our RxSight technology by practices and doctors.

Cost of sales

Cost of sales increased by $7.6 million, or 27.6%, to $35.3 million for the year ended December 31, 2023 from $27.7 million for the year ended December 31, 2022, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 60.4% in the year ended December 31, 2023 from 43.5% in 2022 primarily due to improved operating leverage, favorable product mix from a greater percentage of revenue from LAL sales and increased margins on our LDD due to lower material costs from the introduction of our compact LDD during the third quarter of 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $16.1 million, or 27.5%, to $74.8 million for the year ended December 31, 2023, from $58.7 million for the year ended December 31, 2022. This increase was primarily attributable to an increase in selling and marketing personnel costs of $12.5 million due mainly to additional headcount of 29, increased sales commissions, incentive bonuses and employee benefits of $7.5 million, $2.0 million of increased stock-based compensation expense, $0.9 million in additional post market study costs, and new customer acquisition costs, in each case when compared to the year ended December 31, 2022. General and administrative expenses increased by $3.7 million primarily due to an additional $2.5 million from increased personnel costs and increased stock-based compensation as well as $1.7 million of increased legal, audit and audit related costs related to operating as a public company.

Research and development expenses

Research and development expenses increased by $3.1 million to $29.1 million for the year ended December 31, 2023 from $26.0 million for the year ended December 31, 2022, an increase of 11.4%. This increase was primarily attributable to $2.9 million in increased personnel costs which includes stock-based compensation and $0.4 million in increased clinical study costs.

Other income (expense), net

Other income (expense), net decreased by $4.9 million to income of $1.5 million for the year ended December 31, 2023 from expense of $3.4 million for the year ended December 31, 2022. This change was primarily due to increased interest income of $5.1 million from higher interest rates earned on higher short-term investment balances and decreased interest expense of $1.6 million on the Oxford term loan, which were offset by an increase of $1.8 million loss from extinguishment of term loan due to the repayment of the Oxford debt.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of December 31, 2023, we had cash and cash equivalents of $9.7 million, short-term investments of $117.5 million, and accumulated deficit of $594.6 million. For the years ended December 31, 2023 and 2022, our net losses from operations were $50.1 and $63.3 million, respectively. We generated sales of $89.1 million and had a net loss of $48.6 million for the year ended December 31, 2023, compared to sales of $49.0 million and net loss of $66.8 million for the year ended December 31, 2022.

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

As of the date of this report, a total of 2,617,964 shares of our common stock, for total gross proceeds of $50.0 million (net proceeds of $47.5 million), representing the full authorized amount under the ATM Facility, have been issued and sold. On February 7, 2023, we entered into an underwriting agreement with BofA Securities, Inc., pursuant to which we agreed to issue and sell 4,000,000 shares of our common stock in a public offering, pursuant to the shelf registration statement. The shares of common stock were sold at a price to the public of $12.50 per share. Under the terms of the underwriting agreement, we also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 600,000 shares of common stock on the same terms and conditions. The public offering closed on February 10, 2023. The underwriters' option was exercised in full on February 10, 2023 and closed on February 14, 2023. We received net proceeds of approximately $53.6 million from the public offering, after deducting underwriters' discounts and commissions of $3.5 million and offering expenses of $0.5 million.

Refinancing and Payoff of Oxford Debt

On October 29, 2020, we and Oxford Finance LLC (“Oxford”), as collateral agent, and certain lenders (“Lenders”) entered into that certain Loan and Security Agreement, as amended by that certain Consent and First Amendment to Loan and Security Agreement, dated as of July 6, 2021, and that certain Second Amendment to Loan and Security Agreement, dated as of May 3, 2022 (the “May 2022 LSA”), pursuant to which the Lenders provided to us certain loans in accordance with the terms and conditions of the May 2022 LSA (such loans collectively, the “May 2022 Term Loan”). The May 2022 LSA increased the loan and security agreement to $60.0 million, of which $40.0 million was fully drawn upon as of May 3, 2022 from the original term loan. On June 30, 2023, we entered into a new Loan and Security Agreement (the “June 2023 LSA”) with Oxford as collateral agent and the lenders party thereto, pursuant to which we borrowed $20.0 million in aggregate Term A Loans (the “Term A Loans”). On that same date, we prepaid the May 2022 Term Loan in full which included approximately $1.2 million in final payment and other fees using a combination of cash, primarily comprised of $19.4 million of net cash raised under the ATM Facility during the quarter ended June 30, 2023, $20.0 million in Term A

Loans and $1.7 million in cash reserves. On August 4, 2023, we prepaid the Term A Loans in full, including accrued interest and fees, using $11.9 million of cash, net, raised under the ATM Facility and $9.3 million in cash reserves. The paydown in full of our debt is expected to reduce anticipated interest expense in 2024 by approximately $2.3 million.

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

Moreover, in the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to products or technologies we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the conflicts in Eastern Europe, the Middle East and otherwise.

As of December 31, 2023, we had cash and cash equivalents of $9.7 million, short-term investments of $117.5 million, and an accumulated deficit of $594.6 million. We believe that our current cash, cash equivalents and short-term investments through the date of filing of this report will be sufficient to fund our operations for at least the next 12 months. Although, based on our current planned operations, we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may be required to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities or by entering into partnerships or a combination of one or more of these funding sources in order to meet our liquidity requirements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

See Part I, Item 1A (Risk Factors) of this report for additional risks associated with our substantial capital requirements.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	For the Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(41,593)	$(58,850)
Investing activities	(22,129)	39,950
Financing activities	61,524	6,332
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	6	(9)
Net (decrease) in cash, cash equivalents and restricted cash	$(2,192)	$(12,577)

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $41.6 million consisting primarily of a net loss of $48.6 million, a change in operating assets and liabilities of $9.1 million, partially offset by non-cash stock-based compensation of $15.7 million, and depreciation and amortization of $4.1 million.

Net cash used in operating activities for the year ended December 31, 2022 was $58.8 million, consisting primarily of a net loss of $66.8 million, a change in operating assets and liabilities of $7.4 million, partially offset by non-cash stock-based compensation of $11.4 million, and depreciation and amortization of $3.9 million.

Cash (used in) provided by investing activities

Net cash used in investing activities for the year ended December 31, 2023 was $22.1 million, consisting of net purchases of short-term investments of $17.3 million and purchases of property and equipment of $4.8 million.

Net cash provided by investing activities for the year ended December 31, 2022 was $40.0 million, consisting of net maturity of short-term investments of $42.3 million which was partially offset by purchases of property and equipment of $2.4 million.

Cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2023 was $61.5 million, consisting primarily of proceeds from issuances of common stock from our public offering of $54.1 million, proceeds from issuance of common stock for at-the-market offerings of $42.4 million and proceeds from issuance of common stock of $9.5 million partially offset by a net paydown of the June 2023 LSA of $40.0 million.

Net cash provided by financing activities for the year ended December 31, 2022 was $6.3 million, consisting primarily of net proceeds from our at-the-market offering of $6.0 million and proceeds from stock options exercised and issuance of common stock under the employee stock purchase plan of $1.8 million which were partially offset by payments of employee taxes of $0.6 million and payments for offering costs of $0.6 million in connection with the filing of our shelf registration statement.

Contractual obligations and commitments

Standby letter of credit

We also have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.2 million and $0.3 million as of December 31, 2023 and 2022, respectively.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which may affect our future financial statement presentation, financial condition, results of operations and cash flows.

While our significant accounting policies are described in more detail in the “Summary of Accounting Polices” in Note 2 in the Notes to Consolidated Financial Statements included in Part II - Item 8 in this report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

Our revenue is generated from the sale of LALs used in cataract surgery along with a specifically designed machine for delivering light to the eye, the LDD, to adjust the lens post-surgery. Revenue is recognized from sales of products in the U.S. Canada and Europe to ambulatory surgery centers, hospitals, and physician private practices.

We recognize LDD revenue primarily at the point in time at installation and customer acceptance of the LDD is satisfied. LALs are held at customer sites on consignment. Revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient. The timing of revenue recognition for LDD transactions and LAL transactions requires management judgment. Revenue recognition is reasonably likely to have a material impact on our financial condition and results of operations.

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

Loss of “emerging growth company” and “smaller reporting company” status

On the last business day of the second quarter of 2023, the aggregate market value of the shares of our common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, we are considered a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, and have ceased to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

We also previously qualified as a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act, and have been permitted to rely, and have relied, on the reduced disclosure requirements available to smaller reporting companies.

Although we lost our status as an “emerging growth company” and “smaller reporting company” as of December 31, 2023, we have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies for this report, as permitted by available transitional relief under SEC rules, because we were a smaller reporting company in 2023.

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

Uncertain macroeconomic conditions including recent inflationary pressures and the rise in interest rates have created significant uncertainty in the U.S. economy and capital markets, which is expected to continue through 2024 and beyond and could negatively impact our financial results and liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk is the potential loss arising from the adverse changes in market rates and prices.

Interest Fluctuation Rate Risk

We had cash and cash equivalents and short-term investments of $127.2 million as of December 31, 2023, which consisted of $117.5 million in highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2023 and December 31, 2022. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the years ended December 31, 2023 or December 31, 2022.

Foreign Currency Exchange Risk

As of December 31, 2023, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RxSight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RxSight, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition for LDD Capital Asset Sales
Description of the Matter

As discussed in Note 2 of the consolidated financial statements, the Company derives revenue from the sale of Light Delivery Devices (LDD) and Light Adjustable Lenses. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices. The Company recognizes LDD revenue as performance obligations are satisfied primarily at the point in time when the installation and customer acceptance of the LDD occurs. Additional audit effort was required to evaluate the timing of revenue recognition for LDD transactions and whether the performance obligation related to the installation and customer acceptance of the LDD was satisfied.

How We Addressed the Matter in Our Audit

To test the timing of revenue recognized from the sale of LDD assets during the year, our audit procedures, among others, included inspecting contracts, as well as documentation for a sample of transactions to evidence LDD installation and customer acceptance.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2015.

Irvine, California

February 28, 2024

RxSIGHT, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$9,692	$11,834
Short-term investments	117,490	93,968
Accounts receivable	20,281	10,956
Inventories, net	17,421	14,835
Prepaid and other current assets	3,523	2,962
Total current assets	168,407	134,555
Property and equipment, net	10,841	10,138
Operating leases right-of-use assets	2,444	3,943
Restricted cash	711	761
Other assets	147	767
Total assets	$182,550	$150,164

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,863	$2,595
Accrued expenses and other current liabilities	15,239	12,672
Lease liabilities	1,801	1,970
Total current liabilities	20,903	17,237
Long-term lease liabilities	1,211	2,856
Term loan, net	—	40,169
Other long-term liabilities	74	—
Total liabilities	22,188	60,262
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 36,139,513 shares issued and outstanding as of December 31, 2023 and 28,268,389 shares issued and outstanding as of December 31, 2022	36	28
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	754,971	636,001
Accumulated other comprehensive loss	(5)	(95)
Accumulated deficit	(594,640)	(546,032)
Total stockholders' equity	160,362	89,902

Total liabilities and stockholders' equity	$182,550	$150,164

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022

Sales	$89,077	$49,005
Cost of sales	35,312	27,677
Gross profit	53,765	21,328

Operating expenses:
Selling, general and administrative	74,799	58,665
Research and development	29,051	25,981
Total operating expenses	103,850	84,646

Loss from operations	(50,085)	(63,318)

Other income (expense), net:
Interest expense	(3,308)	(4,946)
Interest and other income	6,574	1,517
Loss on extinguishment of term loan	(1,769)	—
Loss before income taxes	(48,588)	(66,747)

Income tax expense	20	9

Net loss	$(48,608)	$(66,756)
Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments	83	(66)
Foreign currency translation gain (loss)	7	(9)
Total other comprehensive income (loss)	90	(75)

Comprehensive loss	$(48,518)	$(66,831)

Net loss per share:
Basic & diluted	$(1.41)	$(2.41)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	34,455,111	27,661,982

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2021	27,366,746	$27	$617,511	$(20)	$(479,276)	$138,242
Shares issued for the exercise of stock options and vesting of restricted stock units	382,506	1	840	—	—	841
Shares redeemed for employee tax withholdings	(49,456)	—	(643)	—	—	(643)
Stock-based compensation expense	—	—	11,397	—	—	11,397
Shares issued for the employee stock purchase plan	92,718	—	937	—	—	937
Issuance of common stock for at-the-market offerings, net of issuance costs	475,875	—	5,959	—	—	5,959
Other comprehensive loss	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	(66,756)	(66,756)
Balance at December 31, 2022	28,268,389	$28	$636,001	$(95)	$(546,032)	$89,902
Shares issued for the exercise of stock options and vesting of restricted stock units	1,103,974	1	8,351	—	—	8,352
Shares redeemed for employee tax withholdings	(62,068)	—	(1,423)	—	—	(1,423)
Stock-based compensation expense	—	—	15,746	—	—	15,746
Shares issued for the employee stock purchase plan	87,129	—	1,121	—	—	1,121
Issuance of common stock for the public offering, net of issuance costs	4,600,000	5	53,595	—	—	53,600
Issuance of common stock for at-the-market offerings, net of issuance costs	2,142,089	2	41,580	—	—	41,582
Other comprehensive income	—	—	—	90	—	90
Net loss	—	—	—	—	(48,608)	(48,608)
Balance at December 31, 2023	36,139,513	$36	$754,971	$(5)	$(594,640)	$160,362

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(48,608)	$(66,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,078	3,884
Amortization of right-of-use lease assets	165	138
Amortization of debt issuance costs and premium	287	552
Loss on extinguishment of debt	1,769	—
Amortization of discount on short-term investments	(6,122)	(1,405)
Stock-based compensation	15,746	11,397
Provision for excess and obsolete inventory	164	752
Change in operating assets and liabilities:
Accounts receivable	(9,325)	(6,094)
Inventories	(2,749)	(7,555)
Prepaid and other assets	(562)	789
Accounts payable	1,250	635
Accrued expenses and other liabilities	2,314	4,813
Net cash used in operating activities	(41,593)	(58,850)
Investing Activities:
Purchase of property and equipment	(4,814)	(2,393)
Maturity of short-term investments	255,000	255,000
Purchases of short-term investments	(272,315)	(212,657)
Net cash (used in) provided by investing activities	(22,129)	39,950
Financing Activities:
Proceeds from term loan	20,000	—
Repayment of term loan	(60,000)	—
Proceeds from issuance of common stock from public offering	54,050	—
Proceeds from issuance of common stock for at-the-market offerings	42,434	6,050
Proceeds from issuance of common stock	9,473	1,778
Payments for employee taxes related to stock compensation	(1,423)	(643)
Principal payments on finance lease liabilities	(153)	(121)
Payments of deferred offering costs	(622)	(587)
Payments of debt issuance costs	(2,235)	(145)
Net cash provided by financing activities	61,524	6,332
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	6	(9)
Net decrease in cash, cash equivalents and restricted cash	(2,192)	(12,577)
Cash, cash equivalents and restricted cash - beginning of period	12,595	25,172
Cash, cash equivalents and restricted cash - end of period	$10,403	$12,595
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	2,216	2,187
Cash paid for income taxes	8	3
Cash paid for interest on financing leases	12	18
Cash paid for interest on term loan	3,464	4,239
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	46	1,090
Finance lease	102	311
Lease obligations recorded for right-of-use assets:
Operating lease	46	1,090
Finance lease	102	311
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	282	299
Deferred offering costs included in accounts payable and accrued liabilities	145	133
Reclassification of deferred financing costs	1,390	90

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of RxSight, Inc. and its wholly-owned subsidiaries, RxSight, B.V., and RxSight GmbH. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All significant inter-company balances and transactions have been eliminated in consolidation.

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

ATM Offering

As of December 31, 2023, through the ATM offering, a total of 2,617,964 shares of the Company's common stock, for total net proceeds of $47.5 million, have been issued and sold, of which 2,142,089 shares of the Company's common stock, for net proceeds of $41.6 million, were sold during the twelve months ended December 31, 2023. As of December 31, 2023, the full $50 million authorized under the ATM offering was sold.

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

As of December 31, 2023 and 2022 the Company has cash, cash equivalents and short-term investments of $127.2 million and $105.8 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the years ended December 31, 2023 and 2022, the Company incurred losses from operations of $50.1 million and $63.3 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of December 31, 2023 and meet its future capital funding needs, as needed, through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

The Company’s consolidated financial statements as of and for the year ended December 31, 2023 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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
•
the type of investments made.

The Company had an unrealized gain of $10,000 and $75,000 of unrealized losses related to short-term investments as of December 31, 2023 and 2022, respectively.

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. The Company did not record an allowance for credit losses for these investments as of December 31, 2023 and December 31, 2022. For additional information see Note 3 – Short-Term Investments.

Restricted Cash

Restricted cash consists of cash held as collateral for a letter of credit as security for future facility lease payments and corporate credit cards at the Company’s bank. Restricted cash decreased $50,000 during the year ended December 31, 2023 to $711,000 as required for these operating activities.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount reported in the Consolidated Statement of Cash Flows for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$9,692	$11,834
Restricted cash	711	761
Cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$10,403	$12,595

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

Accounts Receivable

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are presented net of allowances for credit losses. Accounts receivable are typically due between 30 and 90 days after invoicing. The Company does not have a high concentration of business with any individual customer as of December 31, 2023, and 2022. The Company did not have any customer who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. The allowance for credit losses is calculated quarterly and is developed using an aging of receivables where receivables are segregated into various categories based upon due date, and a historical loss percentage is applied to each category that is adjusted for current receivable composition, counterparty and specific risk and prevailing economic condition and supportable forecasted economic conditions. If a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and has yet to experience a write-off of a receivable or uncollected receivable. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of December 31, 2023 or December 31, 2022. The Company does not generally require collateral or other security on receivables.

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

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and operating lease liabilities. Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities at December 31, 2023 and 2022 and amended term loan at December 31, 2022 approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of that date.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Year Ended December 31,
	2023	2022
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	6,860,328	1,926,226
Restricted stock units issued under the 2021 Equity Incentive Plan	685,029	543,538
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	98,189	48,594

Revenue Recognition

The Company’s revenue is generated from the sale of LALs used in cataract surgery along with a specifically designed machine for delivering light to the eye, the LDD, to adjust the lens post-surgery, as needed. Revenue is recognized from sales of products in the U.S. Canada and Europe. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices.

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

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales are recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the years ended December 31, 2023 and 2022, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

Revenue from contracts with customers consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022

LDD (including training)	$32,091	$22,515
LAL	54,092	24,965
Service warranty, service contracts, and accessories	2,894	1,525
	$89,077	$49,005

For the years ended December 31, 2023 and 2022. the Company did not have any customers who individually accounted for greater than 10% of revenue.

For the years ended December 31, 2023 and 2022, contract liabilities from sales activity recorded as liabilities on the Company's consolidated balance sheets consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022

Balance at beginning of period	$1,187	$540
Additions during the period	3,422	2,052
Revenue recognized during the period	(2,721)	(1,405)
Balance at end of period	$1,888	$1,187

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

The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, such as the fair market value of the Company’s common stock, the risk-free interest rate, dividend yield, expected term and expected volatility:

•
Prior to the completion of the Company’s initial public offering (“IPO”), and its shares being traded on the Nasdaq Global Market, the fair value of the Company’s common stock was determined by the Board at the time of each option grant by considering a number of objective and subjective factors. These factors included the valuation of a select group of public peer group companies within the medical device industry that focus on technological advances and development that the Board believed were comparable to the Company’s operations. Operating and financial performance, the lack of liquidity of the common stock and trends in the broader economy and medical device industry also impacted the determination of the fair value of the common stock. In addition, the Company regularly engaged a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock. For all grants subsequent to the Company's shares being traded on the Nasdaq Global Market in July 2021, the fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Market;
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

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history and reliability of forecasting. The Company recognized a valuation allowance on deferred tax assets as of December 31, 2023 and 2022 after evaluating that it is more likely than not that deferred tax assets will not be realized as of those dates.

The Company evaluates the accounting for uncertainty in income tax recognized in the consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2023 or 2022. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2023 that are of significance or potential significance to the Company.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$117,480	$10	$117,490

	As of December 31, 2022
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$94,043	$(75)	$93,968

All available-for-sale securities held as of December 31, 2023 and 2022 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of December 31, 2023 and December 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of December 31, 2023 and December 31, 2022.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Finished goods	$8,092	$6,408
Raw materials	5,680	6,494
Work-in-process	4,145	2,567
Inventories, gross	17,917	15,469
Less: reserve for excess and obsolete inventory	(496)	(634)
Inventories, net	$17,421	$14,835

At December 31, 2023 and 2022, finished goods included $4.4 million and $2.8 million of inventory held on consignment at customer sites, respectively.

Note 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Machinery and equipment	14,638	12,799
Leasehold improvements	11,553	11,206
Construction in progress	2,335	1,331
Computer hardware and software	1,824	1,693
Production molds	2,005	1,873
Furniture and fixtures	1,028	928
Right-of-use equipment	156	206
Property and Equipment, gross	33,539	30,036
Less: Accumulated depreciation and amortization	(22,698)	(19,898)
Property and Equipment, net	$10,841	$10,138

The Company recorded $4.1 million and $3.9 million in depreciation and amortization expense for the years ended December 31, 2023 and 2022, respectively.

Note 6 – Fair Value Measurements

The table below (in thousands) present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements.

Money market funds are liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. U.S. Treasury are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

	As of December 31, 2023
	Level I	Level II	Total
Assets:
Money market securities	$4,475	—	$4,475
U.S. Treasury securities	—	117,490	117,490
Total assets at fair value	$4,475	$117,490	$121,965

	As of December 31, 2022
	Level I	Level II	Total
Assets:
Money market securities	$8,909	—	$8,909
U.S. Treasury securities	—	93,968	93,968
Total assets at fair value	$8,909	$93,968	$102,877

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022

Employee compensation and benefits	$10,637	$8,537
Contract liabilities	2,045	1,348
Accrued interest	—	455
Other	2,557	2,332
	$15,239	$12,672

Note 8 – Term Loan

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

On June 30, 2023, the Company entered into a new Loan and Security Agreement (the “June 2023 LSA”) with Oxford as collateral agent and the lenders party thereto, pursuant to which the Company borrowed $20.0 million in aggregate Term A Loans (the “Term A Loans”). On that same date, the Company prepaid the May 2022 Term Loan in full which included approximately $1.2 million in final payment and other fees using a combination of cash, primarily comprised of $19.4 million of net cash raised under the ATM Facility during the quarter ended June 30, 2023, $20.0 million in Term A Loans and $1.7 million in cash reserves.

On August 4, 2023, the Company repaid its outstanding June 2023 LSA of $20.0 million early which included outstanding accrued interest of approximately $0.2 million, and approximately $1.0 million in final payment and other fees using $11.9 million of cash, net, raised under the ATM Facility and $9.3 million in cash reserves.

Note 9 – Stock-Based Compensation Expense

The Company has three equity incentive compensation plans: the 2006 Stock Plan (the “2006 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”).

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

Evergreen provision

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Board. On January 1, 2023 and 2022, the number of shares available under the 2021 Plan increased by 1,130,735 and 1,094,670, respectively pursuant to this feature.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. The number of shares of the Company’s common stock originally available for issuance under the 2021 ESPP was equal to 664,976 shares of common stock and the initial purchase period began on November 1, 2021.

The 2021 ESPP provides eligible employees of the Company and its subsidiaries with the opportunity to purchase shares of the Company’s Common Stock at a purchase price equal to 85% of the common stock’s fair market value on the first trading day or last trading day of each purchase period, whichever is lower. The 2021 ESPP provides for two six-month purchase periods every twelve months: May 1 through October 31 and November 1 through April 30. As of December 31, 2023, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 577,847 shares of common stock.

Evergreen provision

The number of common shares reserved for issuance under the 2021 ESPP plan will be increased automatically on the first day of each fiscal year beginning with our 2022 fiscal year, by a number equal to the least of: (i) 1,452,081 shares; (ii) 1% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 ESPP is administered by the Board. The Board determined that no additional shares would be reserved for issuance on January 1, 2023 pursuant to this feature. On January 1, 2022, the number of shares available under the 2021 ESPP increased by 273,667 shares of common stock pursuant to this feature.

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

A summary of the stock option activities related to the Plans, as of and for the year ended December 31, 2023 and 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2022	6,339,558	$11.88		6.48
Granted	1,465,466	16.41	$10.27
Exercised	(841,896)	9.92	4.74
Forfeited	(120,711)	13.30	10.71
Expired	(65,013)	18.35
Options outstanding as of December 31, 2023	6,777,404	13.02		6.51
Exercisable as of December 31, 2023	4,237,959	$11.70		5.30

A summary of restricted stock unit activities for the year ended December 31, 2023 and 2022 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2022	492,862	$15.08
Granted	430,926	16.00
Vested	(262,078)	14.81
Forfeited	(11,353)	15.16
Unvested at December 31, 2023	650,357	$15.80

As of December 31, 2023 and 2022, the intrinsic value of options vested was $121.3 million and $15.9 million, respectively, and of all options outstanding was $185.0 million and $16.4 million, respectively. During the year ended December 31, 2023 and 2022, the total cash received from the exercise of stock options was $8.4 million and $0.8 million, respectively. The total fair value less strike price of these options was $13.7 million and $1.8 million, respectively.

Stock-based compensation expense was classified in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Research and development	$3,963	$3,064
Selling, general and administrative	10,609	7,399
Cost of sales	1,174	934
	$15,746	$11,397

As of December 31, 2023 and 2022, there were 2,539,445 and 2,447,687 unvested options, respectively. Total unrecognized expense related to unvested stock options was approximately $22.7 million and $19.1 million as of December 31, 2023 and 2022, respectively. Amounts are expected to be recognized over a weighted average period of approximately 2.4 years and 2.6 years, respectively.

As of December 31, 2023 and 2022, total unrecognized expense related to unvested restricted stock units was approximately $8.3 million and $6.1 million as of December 31, 2023 and 2022, respectively. Amounts are expected to be recognized over a weighted average period of approximately 2.3 years.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Twelve Months Ended December 31,
	2023		2022
	Range	Weighted Average	Range	Weighted Average
Expected volatility	64.9% to 68.6%	64.9%	62.4% to 64.9%	63.1%
Risk-free interest rate	3.4% to 4.8%	4.1%	2.0% to 3.8%	2.7%
Expected life (in years)	5.5 to 6.1 years	6.0 years	6.0 to 10.0 years	6.1 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$12.91 to $39.71	$17.60	$10.74 to $15.52	$12.73

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

ATM Offering

During the year ended December 31, 2022, the Company sold 475,875 common shares for $6.0 million after deducting underwriting discounts and commissions and other offering expenses. As of December 31, 2023, a total of 2,617,964 shares of the Company's common stock, for total gross proceeds of $50.0 million (net proceeds of $47.5 million), have been issued and sold pursuant to the ATM offering, of which 2,142,089 shares of the Company's common stock, for net proceeds of $41.5 million, were sold during the year ended December 31, 2023, which was the remaining authorized value of the common stock under the ATM offering.

Common stock reserved for future issuance consisted of the following:

	December 31, 2023	December 31, 2022
Stock options issued and outstanding under the Equity Plans	6,777,404	6,339,558
Shares available for future issuance under the Equity Plans	358,610	865,122
Restricted stock units issued under the 2021 Plan	650,357	492,862
Shares available for future issuance under 2021 ESPP	577,847	664,976
Shares available for future sale under the ATM offering (1)(2)	—	3,454,064
Total shares of common stock reserved	8,364,218	11,816,582

(1) The ATM offering was completed in July 2023.

(2) The December 31, 2022 shares available for issuance were calculated based on the closing stock price of $12.67 as reported on the Nasdaq Global Market on December 30, 2022.

Note 11 – Income Taxes

The components of loss before income taxes are as follows (in thousands):

	December 31,	December 31,
	2023	2022
U.S. loss before taxes	$(48,590)	$(66,750)
Foreign income before taxes	2	3
Loss before income taxes	$(48,588)	$(66,747)

Income tax expense for the years ended December 31, 2023 and 2022 consists of the following (in thousands):

	Year ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	21	8
Foreign	(1)	1
	20	9
Deferred:
Federal	(9,527)	(11,366)
State	(3,266)	(3,542)
Foreign	—	—
	(12,793)	(14,908)
Change in valuation allowance	12,793	14,908
Income tax expense	$20	$9

The significant components that comprised the Company’s net deferred taxes are as follows (in thousands):

	Year ended December 31,
Deferred tax assets:	2023	2022
Net operating loss	$73,600	$70,179
Amortization	81	99
R&D expenditures capitalization	10,923	4,879
Stock-based compensation	3,292	2,960
Research and development credit	11,271	9,202
Right-of-use liability	752	1,204
Depreciation	1,035	779
Other	2,934	2,332
Gross deferred tax assets	103,888	91,634
Less: valuation allowance	(103,242)	(90,471)
Total net deferred tax assets	$646	$1,163
Deferred tax liabilities:
Right-of-use asset	(646)	(1,163)
Total deferred tax liabilities	(646)	(1,163)
Net deferred tax assets	$—	$—

A reconciliation of the provision for income taxes with the expected income tax computed by applying the federal statutory income tax rate to loss before provision for income taxes was calculated as follows (amounts in thousands):

	December 31, 2023		December 31, 2022
	Rate	Amount	Rate	Amount
Income tax provision at the federal statutory tax rate	21.0%	$(10,203)	21.0%	$(14,017)
State taxes, net of federal benefit	4.1%	(1,992)	3.5%	(2,358)
Research and development credits	3.7%	(1,805)	1.9%	(1,269)
Stock-based compensation	(0.3)%	150	(2.4)%	1,625
Other non-deductible permanent items	(0.5)%	246	(0.2)%	105
Expired tax attributes	(2.2)%	1,070	(1.5)%	988
Other	0.5%	(239)	0.0%	27
Change in valuation allowance	(26.3)%	12,793	(22.3)%	14,908
Income tax expense	0.0%	20	0.0%	$9

The tax effects of items that give rise to significant portions of deferred tax assets are primarily net operating loss carryforwards. The Company evaluates the recoverability of deferred tax assets and assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all the evidence, including a history of operating losses and the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been recorded to offset the net deferred tax asset as realization of such asset is uncertain. The Company’s valuation allowance increased by $12.8 million and $14.9 million in 2023 and 2022, respectively.

As of December 31, 2023, the Company had federal net operating loss carryforwards of $311.2 million and state net operating loss carryforwards of $148.6 million which will not expire and will be able to offset 80% of taxable income in future years. Of the $311.2 million in federal NOLs, $204.8 million will not expire and will be able to offset 80% of taxable income in future years. Of the $148.6 million in state NOLs, $25.3 million will not expire and will be able to offset 80% of taxable income in future years. The remaining federal NOL carryforwards will expire between 2024 and 2037, and the remaining state NOL carryforwards will expire between 2025 and 2043. In addition, the Company also had federal credit carry forwards of $9.9 million and state credit carry forwards of $9.3 million as of December 31, 2023, which may be available to offset future tax liabilities. The federal credits will expire between 2037 and 2043, and the state credits do not expire.

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

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and R&D credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Sections 382 and 383 analysis regarding the limitation of net operating loss and R&D credit carryforwards as of December 31, 2023. The Company has not completed a formal R&D study but has estimated the federal and California credit for purposes of the tax footnote as of December 31, 2023. However, the Company has not reflected a benefit in the consolidated financial statements due to the recorded valuation allowance.

The following reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year ended December 31,
	2023	2022
Beginning balance of unrecognized tax benefits	$3,494	$3,013
Additions for current year tax positions	683	481
Reductions for prior year tax positions	67	—
Ending balance	$4,244	$3,494

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

The Company is subject to U.S. federal and various states' income taxes. The federal returns for tax years 2020 through 2023 remain open to examination and the state returns remain subject to examination for tax years 2019 through 2023. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authorities. All other state jurisdictions remain open to examination. There are no cumulative earnings in our foreign subsidiaries as of December 31, 2023 and 2022 that would be subject to U.S. income tax or foreign withholding tax. The Company plans to indefinitely reinvest any future earnings of its foreign subsidiaries.

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

As of December 31, 2023, the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 121,000 square feet in the aggregate and expire between March 31, 2025 and January 31, 2026. For one of the facilities operating leases, the lessor provided $900,000 in tenant allowances.

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

The following table presents the lease balances within the consolidated balance sheets (in thousands):

		December 31,	December 31,
Leases	Classification	2023	2022

Assets
Operating	Operating leases right-of-use assets	$2,444	$3,943
Finance	Property and equipment, net	156	206
Total lease assets		2,600	4,149
Liabilities
Current
Operating	Lease liabilities	1,764	1,818
Finance	Lease liabilities	37	152
Noncurrent
Operating	Long-term lease liabilities	1,093	2,813
Finance	Long-term lease liabilities	118	43
Total lease liabilities		$3,012	$4,826

As the implicit rates in the Company’s leases were not readily available, the incremental borrowing rate was determined based upon information available at the lease commencement date in determining the present value of future lease payments.

For the years ended December 31, 2023 and 2022, the components of operating and finance lease expenses were as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2023	2022

Operating lease cost	Cost of sales	$14	$14
	Research and development	103	324
	Selling, general and administrative	1,766	1,688
Finance lease cost	Research and development	119	110
	Selling, general and administrative	33	28
Finance lease cost	Interest expense	12	18

Maturities of the Company’s operating and finance lease liabilities as of December 31, 2023, were as follows (in thousands):

Year Ended December 31,	Operating Leases	Finance Leases
2025	1,970	56
2026	1,054	40
2027	90	40
2028	11	40
2029	10	34
Total lease payments	3,135	210
Less: imputed interest	(278)	(55)
Total lease liabilities	$2,857	$155

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of December 31, 2023 and 2022 were:

	December 31,	December 31,
Lease Term and Discount Rate	2023	2022
Weighted average remaining lease term (years)
Operating leases	1.69	2.42
Finance leases	4.37	1.29
Weighted average discount rate
Operating leases	10.4%	10.3%
Finance leases	14.0%	9.5%

Note 13 – Commitments and Contingencies

Letter of credit

The Company has a standby letter of credit, expiring September 30, 2024, issued by a financial institution as required security for one operating lease. The aggregate amount of the letter of credit was $0.2 million and $0.3 million as of December 31, 2023 and 2022, respectively.

Legal matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At December 31, 2023 and 2022, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Note 14 – Employee benefit plan

401(k) retirement savings plan

The Company maintains a defined contribution 401(k) retirement savings plan for the benefit of its employees, including its named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. The Company makes matching contributions of up to 2% of eligible compensation, as contributed by eligible participating employees. Employer matching contributions vest 25% per year over four years. The Company contributed $900,000 and $688,000, net of forfeitures, to the 401(k) plan for the year ended December 31, 2023 and 2022, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of December 31, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this report, has issued the following attestation report on our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RxSight, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited RxSight, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RxSight, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Irvine, California

February 28, 2024

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference.

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

(3)
The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-40690	3.1	August 7, 2023
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40690	3.1	December 12, 2022
4.1	Specimen stock certificate of the Registrant.	S-1/A	333-257790	4.2	July 26, 2021
4.2	Description of common stock.	10-K	001-40690	4.2	March 8, 2022
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-257790	10.1	July 9, 2021
10.2+	2015 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.	S-1/A	333-257790	10.2	July 26, 2021
10.3+	2021 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.	10-Q	001-40690	10.2	November 10, 2021
10.4+	2021 Employee Stock Purchase Plan of the registrant.	10-Q	001-40690	10.3	November 10, 2021

10.5#	License Agreement by and between the Registrant and the California Institute of Technology, dated as of July 28, 2015.	S-1	333-257790	10.6	July 9, 2021
10.6	License and Maintenance Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.8	July 9, 2021
10.7	QAD Hosted On Premise Project Proposal between Strategic Information Group and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.9	July 9, 2021
10.8	Cloud Services Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of May 28, 2021.	S-1	333-257790	10.10	July 9, 2021

10.9	Lease, dated as of October 27, 2015, by and between the Registrant and Accuride International Inc., as amended by that certain First Amendment to Lease, dated November 23, 2015, that certain Second Amendment to Lease, dated December 22, 2015, that certain Third Amendment to Lease, dated January 18, 2016, and that certain Fourth Amendment to Lease, dated November 12, 2016, for premises located at 100-150 Columbia, Suites 100 and 200, Aliso Viejo, California 92656.	S-1	333-257790	10.11	July 9, 2021
10.10	Lease, dated as of March 27, 2020, by and between Pacific Park Investments, Inc. and the Registrant, for premises located at 75 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.12	July 9, 2021
10.11	Lease, dated as of January 10, 2018, by and between the Registrant and Clifford D. Downs, as amended by that certain Commencement Date Memorandum dated as of February 22, 2018, for premises located at 5 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.13	July 9, 2021
10.12	Sublease, dated as of April 4, 2022, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.1	May 5, 2022
10.13	Lease Addendum, dated as of April 5, 2022, by and between the Registrant and Clifford D. Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.2	May 5, 2022

10.14	Amendment #1 to Sublease, dated as of June 8, 2022, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.1	August 8, 2022
10.15	Amendment #2 to Sublease, dated as of January 16, 2023, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-K	001-40690	10.18	March 6, 2023
10.16+	Confirmatory Employment Letter, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.14	July 9, 2021
10.17+	Confirmatory Employment Letter, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.15	July 9, 2021
10.18+	Confirmatory Employment Letter, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.16	July 9, 2021
10.19+	Confirmatory Employment Letter, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.17	July 9, 2021

10.20+	Change in Control and Severance Agreement, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.18	July 9, 2021
10.21+	Change in Control and Severance Agreement, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.19	July 9, 2021
10.22+	Change in Control and Severance Agreement, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.20	July 9, 2021
10.23+	Change in Control and Severance Agreement, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.21	July 9, 2021

10.24	Lease, dated as of March 7, 2022, by and between BML Management, LLC, and the Registrant, for premises located at 125 Columbia, Aliso Viejo, California 92656.	10-K	001-40690	10.28	March 8, 2022
10.25	ATM Equity OfferingSM Sales Agreement, dated August 8, 2022, between the Company and BofA Securities, Inc.	S-3	333-266651	1.2	August 8, 2022
10.26+	Executive Incentive Compensation Plan	10-K	001-40690	10.35	March 6, 2023
10.27+*	Outside Director Compensation Policy
21.1	Subsidiaries of the Registrant.	10-K	001-40690	21.1	March 8, 2022
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

*	Filed herewith.
†	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.
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

RxSight, Inc.

Date: February 28, 2024	By:	/s/ Ron Kurtz, M.D.
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

Name	Title	Date

/s/ Ron Kurtz, M.D.	President and Chief Executive Officer and Director	February 28, 2024
Ron Kurtz, M.D.	(Principal Executive Officer)

/s/ Shelley Thunen	Chief Financial Officer	February 28, 2024
Shelley Thunen	(Principal Financial and Accounting Officer)

/s/ J. Andy Corley	Chairman of the Board	February 28, 2024
J. Andy Corley

/s/ William Link, Ph.D.	Director	February 28, 2024
William Link, Ph.D.

/s/ Juliet Tammenoms Bakker	Director	February 28, 2024
Juliet Tammenoms Bakker

/s/ Julie Andrews	Director	February 28, 2024
Julie Andrews

/s/ Robert Palmisano	Director	February 28, 2024
Robert Palmisano

/s/ Robert Warner	Director	February 28, 2024
Robert Warner

/s/ Shweta Singh Maniar	Director	February 28, 2024
Shweta Singh Maniar

/s/ Tamara R. Fountain, M.D.	Director	February 28, 2024
Tamara R. Fountain, M.D.