Form 10-Q
period 2024-03-31
RxSight, Inc.
filed 2024-05-06
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2024, the registrant had 37,196,339 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements concerning the following:

•
the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements, including our expectation that we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q as filed with the Securities and Exchange Commission (“SEC”), provided that we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities;
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

3

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

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,645	$9,692
Short-term investments	92,709	117,490
Accounts receivable	21,550	20,281
Inventories, net	18,700	17,421
Prepaid and other current assets	2,955	3,523
Total current assets	168,559	168,407
Property and equipment, net	11,617	10,841
Operating leases right-of-use assets	2,052	2,444
Restricted cash	711	711
Other assets	226	147
Total assets	$183,165	$182,550

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,057	$3,863
Accrued expenses and other current liabilities	11,657	15,239
Lease liabilities	1,614	1,801
Total current liabilities	18,328	20,903
Long-term lease liabilities	908	1,211
Other long-term liabilities	—	74
Total liabilities	19,236	22,188
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 37,161,753 shares issued and outstanding as of March 31, 2024 and 36,139,513 shares issued and outstanding as of December 31, 2023	37	36
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	767,685	754,971
Accumulated other comprehensive loss	(53)	(5)
Accumulated deficit	(603,740)	(594,640)
Total stockholders' equity	163,929	160,362

Total liabilities and stockholders' equity	$183,165	$182,550

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023

Sales	$29,512	$17,489
Cost of sales	8,827	7,123
Gross profit	20,685	10,366
Operating expenses:
Selling, general and administrative	23,324	16,255
Research and development	8,031	7,208
Total operating expenses	31,355	23,463
Loss from operations	(10,670)	(13,097)
Other income (expense), net:
Interest expense	(6)	(1,507)
Interest and other income	1,585	1,392
Loss before income taxes	(9,091)	(13,212)
Income tax expense	9	—

Net loss	$(9,100)	$(13,212)
Other comprehensive (loss) income
Unrealized (loss) gain on short-term investments	(45)	84
Foreign currency translation (loss) gain	(3)	2
Total other comprehensive (loss) income	(48)	86

Comprehensive loss	$(9,148)	$(13,126)

Net loss per share:
Basic & diluted	$(0.25)	$(0.42)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	36,843,087	31,637,097

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Three Months Ended March 31, 2024

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2023	36,139,513	$36	$754,971	$(5)	$(594,640)	$160,362
Shares issued for the exercise of stock options and vesting of restricted stock units	1,061,336	1	10,152	—	—	10,153
Shares redeemed for employee tax withholdings	(39,096)	—	(2,134)	—	—	(2,134)
Stock-based compensation expense	—	—	4,696	—	—	4,696
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(45)	—	(45)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(9,100)	(9,100)
Balance at March 31, 2024	37,161,753	$37	$767,685	$(53)	$(603,740)	$163,929

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

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net loss	$(9,100)	$(13,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,115	955
Amortization of right-of-use lease assets	25	44
Amortization of debt issuance costs and premium	—	141
Amortization of discount on short-term investments	(1,505)	(1,257)
Stock-based compensation	4,696	3,295
Provision for excess and obsolete inventory	111	10
Change in operating assets and liabilities:
Accounts receivable	(1,269)	(1,712)
Inventories	(1,390)	(3,241)
Prepaid and other assets	569	(460)
Accounts payable	1,176	1,163
Accrued expenses and other liabilities	(3,737)	(3,490)
Net cash used in operating activities	(9,309)	(17,764)
Investing Activities:
Purchase of property and equipment	(1,967)	(747)
Maturity of short-term investments	74,000	60,000
Purchases of short-term investments	(47,759)	(107,618)
Net cash provided (used in) by investing activities	24,274	(48,365)
Financing Activities:
Proceeds from issuance of common stock from public offering	—	54,050
Proceeds from issuance of common stock for at-the-market offerings	—	11,102
Proceeds from issuance of common stock	10,153	761
Payments for employee taxes related to stock compensation	(2,134)	(337)
Principal payments on finance lease liabilities	(27)	(41)
Payments of deferred offering costs	—	(230)
Net cash provided by financing activities	7,992	65,305
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(3)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	22,954	(822)
Cash, cash equivalents and restricted cash - beginning of period	10,402	12,595
Cash, cash equivalents and restricted cash - end of period	$33,356	$11,773
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	548	546
Cash paid for interest on financing leases	5	4
Cash paid for interest on term loan	—	1,344
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Finance lease	9	—
Lease obligations recorded for right-of-use assets:
Finance lease	9	—
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	343	259
Deferred offering and financing costs included in accounts payable and accrued liabilities	225	466
Reclassification of deferred financing costs	—	(55)

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

The Company’s products, which include the Light Adjustable Lens® (“LAL®” and “LAL+™”), collectively the (“LAL”) and a specially designed machine for delivering light to the eye, the Light Delivery Device (“LDD™”), are approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) primarily for sale in the U.S. and have regulatory approval in the U.S., Europe, Canada and Mexico. The Company began marketing its products in 2019. The LAL is a premium intraocular lens (“IOL”) which is partially reimbursable under Medicare. The Company competes with other IOLs in the premium market.

The accompanying unaudited condensed consolidated financial statements include the accounts of RxSight, Inc. and its wholly owned subsidiaries, RxSight, B.V. and RxSight GmbH. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The December 31, 2023 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 28, 2024. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.

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

Liquidity

As of March 31, 2024 and December 31, 2023 the Company had cash, cash equivalents and short-term investments of $125.4 million and $127.2 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended March 31, 2024 and 2023, the Company incurred losses from operations of $10.7 million and $13.1 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, however for the near future, the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of March 31, 2024 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on February 28, 2024.

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
•
the type of investments made.

The Company had an unrealized loss of $36,000 and $10,000 of net unrealized gains related to short-term investments as of March 31, 2024 and December 31, 2023, respectively.

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

Accounts Receivable

The Company has a diverse customer base and as of March 31, 2024 and December 31, 2023 the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of March 31, 2024 or December 31, 2023.

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

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and operating lease liabilities. Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities at March 31, 2024 and December 31, 2023, approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of such date.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	6,065,073	1,814,375
Restricted stock units issued under the 2021 Equity Incentive Plan	590,346	478,610
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	43,035	51,180

Revenue Recognition

The Company’s revenue is generated from the sale of LALs used in cataract surgery along with a specifically designed machine for delivering light to the eye, the LDD, to adjust the lens post-surgery, as needed. Revenue is recognized from sales of products in the U.S., Canada and Europe. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices.

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

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the three months ended March 31, 2024 and 2023, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

For the three months ended March 31, 2024 and 2023, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023

LDD (including training)	$8,714	$6,475
LAL	19,916	10,395
Service warranty, service contracts, and accessories	882	619
	$29,512	$17,489

For the three months ended March 31, 2024 and 2023, the Company did not have any customers who individually accounted for greater than 10% of revenue.

The following table represents the contract liabilities from sales activity for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2024	2023

Balance at beginning of period	$1,888	$1,191
Additions during the period	963	795
Revenue recognized during the period	(840)	(598)
Balance at end of period	$2,011	$1,388

Stock-Based Compensation

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

The Company recognizes compensation expense for equity-based awards on the date of grant to employees, board of directors and consultants based on the estimated grant date fair value of the award's equity-based payments, including stock options, restricted stock units and employee stock plan purchases. The fair value of the option awards are estimated using the Black-Scholes option-pricing model and recognized as an expense in the condensed consolidated statements of operations and comprehensive loss over the requisite service period, which is generally four years. The Company amortizes the stock-based compensation for equity awards with service conditions on a straight-line basis over the vesting period of the awards. Forfeitures of unvested stock option awards are recognized as reductions of expense as they occur.

The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, such as the fair market value of the Company’s common stock, expected volatility, expected term, risk-free interest rate, and dividend yield as discussed below:

Fair market value—The fair value of common stock is determined by using the closing price per share of common stock as reported on the Nasdaq Global Market.

Expected volatility—Effective January 1, 2024, the Company based the expected volatility on the historic volatility of its common stock. During the year ended December 31, 2023, the expected volatility was estimated based on the average historical volatilities for comparable publicly traded medical device companies over a period equal to the expected term of the stock option grants. Comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty.

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2024 that are of significance or potential significance to the

Company.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of March 31, 2024
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$92,745	$(36)	$92,709

	As of December 31, 2023
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$117,480	$10	$117,490

All available-for-sale securities held as of March 31, 2024 and December 31, 2023 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Finished goods	$9,371	$8,092
Raw materials	5,351	5,680
Work-in-process	4,563	4,145
	19,285	17,917
Less: reserve for excess and obsolete inventory	(585)	(496)
	$18,700	$17,421

At March 31, 2024 and December 31, 2023, finished goods included $4.9 million and $4.4 million of inventory held on consignment at customer sites, respectively.

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

	As of March 31, 2024
	Level I	Level II	Total
Assets:
Money market securities	$24,797	—	24,797
U.S. Treasury securities	—	92,709	92,709
Total assets at fair value	$24,797	$92,709	$117,506

	As of December 31, 2023
	Level I	Level II	Total
Assets:
Money market securities	$4,475	—	4,475
U.S. Treasury securities	—	117,490	117,490
Total assets at fair value	$4,475	$117,490	$121,965

Note 6 – Stock-Based Compensation Expense

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

2015 Plan

The 2015 Plan was originally adopted by the Board and approved by the Company’s stockholders in 2015. In July 2021, the 2015 Plan terminated immediately prior to effectiveness of the 2021 Plan with respect to the grant of future awards. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2015 Plan.

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

Evergreen provision

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Board. On January 1, 2024 and 2023, the number of shares available under the 2021 Plan increased by 1,445,580 and 1,130,735 shares of common stock, respectively pursuant to this feature. As of March 31, 2024, the number of shares of the Company’s common stock available for future issuance under the 2021 Plan was equal to 976,356 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of March 31, 2024, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 577,847 shares of common stock.

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

Evergreen provision

The number of common shares reserved for issuance under the 2021 ESPP will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year, by a number equal to the least of: (i) 1,452,081 shares; (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 ESPP is administered by the Board. No additional shares were reserved for issuance on January 1, 2024 and 2023 pursuant to this feature.

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

A summary of the stock option activities related to the Equity Plans for the three months ended March 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2023	6,777,404	$13.02	6.51
Granted	787,102	55.86
Exercised	(941,617)	10.78
Forfeited	(56,806)	14.19
Expired	(9,680)	4.13
Options outstanding as of March 31, 2024	6,556,403	18.48	6.90
Exercisable as of March 31, 2024	3,615,132	$12.23	5.36

As of March 31, 2024, and December 31, 2023 the intrinsic value of options vested was $142.3 million and $121.3 million, respectively, and of all options outstanding was $220.4 million and $185.0 million, respectively. During the three months ended March 31, 2024 and 2023, the total cash received from the exercise of stock options was $10.2 million and $0.8 million, respectively. The total fair value less strike price of these options was $34.7 million and $1.7 million, respectively.

A summary of non-vested restricted stock unit activities for the three months ended March 31, 2024 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2023	650,357	$15.80
Granted	162,799	56.07
Vested	(119,719)	14.86
Forfeited	(16,485)	15.14
Unvested at March 31, 2024	676,952	$25.67

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,106	$802
Selling, general and administrative	3,199	2,272
Cost of sales	391	221
	$4,696	$3,295

As of March 31, 2024 and December 31, 2023, there were 2,941,271 and 2,539,445 unvested options, respectively. As of March 31, 2024 and December 31, 2023, total unrecognized expense related to unvested stock options was approximately $47.9 million and $22.7 million, respectively. Both amounts are expected to be recognized over a weighted average period of approximately 2.7 and 2.4 years, respectively.

As of March 31, 2024, and December 31, 2023, total unrecognized expense related to non-vested restricted stock units was approximately $15.9 million and $8.3 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years and 2.3 years, respectively.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Three Months Ended March 31,
	2024		2023
	Range	Weighted Average	Range	Weighted Average
Expected volatility	70.7% to 72.3%	71.0%	64.9% to 65.2%	65.1%
Risk-free interest rate	3.9% to 4.3%	4.2%	3.4% to 4.2%	4.1%
Expected life (in years)	6.0 years	6.0 years	6.0 to 10.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$36.89 to $56.07	$55.89	$12.91 to $16.68	$14.86

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	March 31, 2024	December 31, 2023
Stock options issued and outstanding under the Equity Plans	6,556,403	6,777,404
Shares available for future issuance under the 2021 Plan	976,356	358,610
Restricted stock units issued under the 2021 Plan	676,952	650,357
Shares available for future issuance under 2021 ESPP	577,847	577,847
Total shares of common stock reserved	8,787,558	8,364,218

Note 7 – Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not combine lease and non-lease components in the recognition of lease expense.

As of March 31, 2024 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 137,000 square feet in the aggregate. For one such operating lease, the lessor provided $900,000 in tenant allowances.

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

New lease and lease amendments

On April 18, 2024, the Company entered into a new lease, and amendments to two existing leases, for three of its facilities comprising the Company’s headquarters, manufacturing, research and development and administrative offices in Aliso Viejo, California, as described in further detail below.

125 Columbia

On April 18, 2024, the Company entered into a Standard Industrial/Commercial Single-Tenant Lease – Net (the “125 Columbia Lease”) with BML Management, LLC, for an approximately 26,825 square foot industrial and research and development facility in Aliso Viejo, California. The 125 Columbia Lease commences on June 1, 2024 and will end on January 31, 2031. The Company has two options to extend the term of the 125 Columbia Lease, with each option to extend being for a term of 60 months, commencing when the prior term expires. The base rent is initially $41,579 per month, payable on the first day of each month commencing on June 1, 2024, subject to adjustment as set forth in the 125 Columbia Lease.

5 Columbia

On April 18, 2024, the Company entered into Lease Amendment #2 to that certain Lease Agreement dated January 10, 2018, as amended on April 5, 2022, with Clifford D. Downs, for the property located at 5 Columbia in Aliso Viejo, California (the “5 Columbia Amendment”). Pursuant to the 5 Columbia Amendment, the term of the lease was extended 70 months, beginning on April 1, 2025 and ending on January 31, 2031. The parties agreed to the base rent rate payable over the 70 month term as set forth in the 5 Columbia Amendment. The base rent is initially $30,701 per month and includes fixed rent escalations beginning on April 1, 2027. The Company has two options to extend the term of the lease, with each option to extend being for a term of 60 months, commencing when the prior term expires.

100 Columbia

On April 18, 2024, the Company entered into a Fifth Amendment to that certain Commercial Lease Agreement, dated August 31, 2015, as amended November 23, 2015, December 22, 2015, January 18, 2016, and November 12, 2016, with Accuride International Inc., for the property located at 100 Columbia in Aliso Viejo, California (the “100 Columbia Amendment”). Pursuant to the 100 Columbia Amendment, the term of the lease was extended 76 months, beginning on October 1, 2024 and ending on January 31, 2031. The parties agreed to the base rent rate payable over the 76-month term as set forth in the 100 Columbia Amendment. The base rent is initially $64,843 per month and includes fixed rent escalations beginning on October 1, 2025. The Company has two options to extend the term of the lease at the end of the current term, with each option to extend being for a 5 year term.

Under these lease agreements, the Company is required to pay approximately $10.8 million in future minimum lease payments of which $0.2 million will be paid in 2024, $1.4 million will be paid in 2025, $1.6 million will be paid in 2026, $1.8 million will be paid in both 2027 and 2028, and $4.0 million will be paid thereafter.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in thousands):

		March 31,	December 31,
Leases	Classification	2024	2023

Assets
Operating	Operating leases right-of-use assets	$2,052	$2,444
Finance	Property and equipment, net	140	156
Total lease assets		2,192	2,600
Liabilities
Current
Operating	Lease liabilities	1,590	1,764
Finance	Lease liabilities	24	37
Noncurrent
Operating	Long-term lease liabilities	788	1,093
Finance	Long-term lease liabilities	120	118
Total lease liabilities		$2,522	$3,012

For the three months ended March 31, 2024 and 2023, the components of operating and finance lease expenses were as follows (in thousands):

		Three months ended March 31,
Lease Cost	Classification	2024	2023

Operating lease cost	Cost of sales	$4	$3
	Research and development	25	37
	Selling, general and administrative	439	449

Finance lease cost	Research and development	17	34
	Selling, general and administrative	7	9

Finance lease cost	Interest expense	5	4

Maturities of the Company’s operating and finance lease liabilities as of March 31, 2024 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2024 (remainder)	$1,422	$32
2025	1,054	43
2026	90	43
2027	11	43
2028	10	36
2029	—	—
Total lease payments	2,587	197
Less: imputed interest	(209)	(53)
Total lease liabilities	$2,378	$144

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of March 31, 2024 and December 31, 2023 were:

	March 31,	December 31,
Lease Term and Discount Rate	2024	2023
Weighted average remaining lease term (years)
Operating leases	1.51	1.69
Finance leases	4.60	4.37
Weighted average discount rate
Operating leases	10.4%	10.4%
Finance leases	14.4%	14.0%

Note 8 – Commitments and Contingencies

Letter of credit

The Company has a standby letter of credit, expiring September 30, 2024, issued by a financial institution as required security for one operating lease. The aggregate amount of the letter of credit was $0.2 million as of March 31, 2024 and December 31, 2023.

Legal Matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At March 31, 2024 and December 31, 2023, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 28, 2024. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part II, Item 1A “Risk Factors”, and elsewhere in, this report. See “Special Note Regarding Forward-Looking Statements.”

We are a commercial-stage medical technology company dedicated to providing high quality customized vision to patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens® (“LAL®” and “LAL+™”), collectively the (“LAL”), RxSight Light Delivery Device (“LDD”™) and

accessories. Our LAL is a premium intraocular lens (“IOL”) made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet (“UV”) light generated by our LDD.

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

We compete primarily in the IOL market in the U.S. The LAL is a premium IOL which is partially reimbursable under Medicare, and in some cases by private payors. Premium IOLs are sold at a higher price point than conventional IOLs, as they provide refractive correction of vision unlike a conventional IOL that only replaces the natural lens with a clear lens (which is the standard for Medicare reimbursement). Our RxSight system is approved in Mexico and Canada for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. We may selectively pursue commercial expansion in these or other geographies that accept these approvals in the future, with a priority on markets where we see significant potential opportunities. New approvals may also be sought in large foreign cataract markets with more complex regulatory processes such as Asia and Europe.

We are a Delaware corporation headquartered in Aliso Viejo, California with one wholly owned subsidiary located in Amsterdam, Netherlands. The wholly owned subsidiary has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany.

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our United States commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 4,000 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of March 31, 2024, we had established an installed base of 732 LDDs in ophthalmology practices and, since our inception through March 31, 2024, surgeons have implanted over 117,000 LALs.

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

We intend to continue to make investments in our sales and marketing organization, primarily sales representatives, clinical applications specialists and technical service personnel to support new customers and upgrades and LAL account managers to facilitate adoption of use of our LALs among existing accounts. We will expand our marketing efforts with additional print and digital, social media and other customer tools to expand their local advertising. We will also continue to make significant investments in research and development and clinical expenses to make enhancements in our current products. Additionally, as a public company, we have incurred and expect to continue to incur increased costs for employee-related expenses, director and officer insurance premiums, audit fees (including costs for compliance with Section 404(b) of the Sarbanes-Oxley Act), legal fees, investor relations fees and fees to members of our board of directors and expenses for compliance with public-company reporting requirements. Because of these and other factors, we expect to continue to incur net losses and negative cash flows from operations in the near future.

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

	2024	2023
	Q1	Q1	Q2	Q3	Q4
LDDs Sold	66	56	67	66	77
Installed Base at End of Period	732	456	523	589	666

We believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system. During the quarter ended March 31, 2024, we had increased LDD sales of 10 and increased LAL sales of 9,695 when compared to the quarter ended March 31, 2023 from strong adoption of our RxSight system by practices and doctors combined with an increased LDD installed base.

	2024	2023
	Q1	Q1	Q2	Q3	Q4
LALs Sold	20,218	10,523	12,622	13,657	18,071

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

For the three months ended March 31, 2024 and 2023, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023

LDD (including training)	$8,714	$6,475
LAL	19,916	10,395
Service warranty, service contracts, and accessories	882	619
	$29,512	$17,489

For the three months ended March 31, 2024 and 2023 we did not have any one customer who individually accounted for more than 10% of revenue.

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

Interest expense

Interest expense consist primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our indebtedness and interest on leases.

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

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Sales	$29,512	$17,489	$12,023	68.7%
Cost of sales	8,827	7,123	1,704	23.9
Gross profit	$20,685	$10,366	$10,319	99.6%
Operating expenses:
Selling, general and administrative	23,324	16,255	7,069	43.5
Research and development	8,031	7,208	823	11.4
Total operating expenses	31,355	23,463	7,892	33.6
Loss from operations	$(10,670)	$(13,097)	$2,427	(18.5)%
Other income (expense), net:
Interest expense	(6)	(1,507)	1,501	(99.6)
Interest and other income	1,585	1,392	193	13.9
Total other (expense) income, net:	1,579	(115)	1,694	(1471.3)%
Loss before income taxes	(9,091)	(13,212)	4,121	(31.2)
Income tax expense	9	—	9	—
Net loss	$(9,100)	$(13,212)	$4,112	(31.1)%
Other comprehensive loss (income)
Unrealized (loss) gain on short-term investments	(45)	84	(129)	(153.8)
Foreign currency translation (loss) gain	(3)	2	(5)	(243.7)
Total other comprehensive (loss) income	(48)	86	(134)	(155.9)
Comprehensive loss	$(9,148)	$(13,126)	$3,978	(30.3)%

Sales

Sales increased by $12.0 million, or 68.7%, to $29.5 million for the three months ended March 31, 2024, from $17.5 million for the three months ended March 31, 2023. The increase in total sales was primarily due to the incremental increase of 9,695 LALs and 10 LDDs sold during the period, resulting from strong adoption of our RxSight system by practices and doctors.

Cost of sales

Cost of sales increased by $1.7 million, or 23.9%, to $8.8 million for the three months ended March 31, 2024, from $7.1 million for the three months ended March 31, 2023, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 70.1% in the three months ended March 31, 2024, from 59.3% for the three months ended March 31, 2023 primarily due to favorable product mix from a greater percentage of revenue from LAL sales, reduced costs of producing our LALs, primarily due to higher production volumes and increased margins on our LDD due to lower material costs.

Selling, general and administrative expenses

SG&A expenses increased by $7.1 million, or 43.5%, to $23.3 million for the three months ended March 31, 2024, from $16.3 million for the three months ended March 31, 2023. This increase was primarily attributable to an increase in selling and marketing costs of $4.8 million mainly due to increased salaries from increased headcount of 22, increased sales commissions, incentive bonuses and employee benefits of $2.4 million, $0.6 million of increased stock-based compensation expense, $0.9 million in additional marketing study costs, and new customer acquisition costs, in each case when compared to the three months ended March 31, 2023. General and administrative expenses increased $2.2 million due to increased personnel expenses of $0.7 million, $0.4 million of increased audit and audit related costs related to operating as a public company (including SOX 404(b) compliance work in the three months ended March 31, 2024) and increased stock-based compensation of $0.4 million, in each case when compared to the three months ended March 31, 2023.

Research and development expenses

Research and development expenses increased by $0.8 million, or 11.4%, to $8.0 million for the three months ended March 31, 2024, from $7.2 million for the three months ended March 31, 2023. This increase was primarily attributable to $0.3 million due to increased salaries from increased personnel expenses and $0.3 million from increased stock-based compensation.

Other income (expense), net

Other income (expense), net, increased by $1.7 million to income of $1.6 million for the three months ended March 31, 2024, compared to expense of $0.1 million for the three months ended March 31, 2023. The increase was primarily due to decreased interest expense of $1.5 million from extinguishment of term loan due to the repayment of the term loan in 2023 and increased interest income of $0.2 million from higher interest rates earned on short-term investment balances.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of March 31, 2024, we had cash, and cash equivalents of $32.6 million and short-term investments of $92.7 million. For the three months ended March 31, 2024, and 2023, our loss from operations was $10.7 million and $13.1 million, respectively. We had an accumulated deficit of $603.7 million as of March 31, 2024.

Contractual obligations and commitments

April 2024 lease activity

On April 18, 2024, we entered into a new lease, and amendments to two existing leases, for three of our four facilities comprising our headquarters, manufacturing, research and development and administrative offices in Aliso Viejo, California. We entered into the new lease and amended two existing leases to extend the rental terms and options, ensure continued long-term access to our facilities, acquire additional square footage to expand manufacturing, and align the lease end dates for each of our four facilities. See Note 7 – Leases in the Notes to the condensed consolidated financial statements included in this report.

Standby letter of credit

We also have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.2 million as of March 31, 2024 and December 31, 2023.

Funding requirements

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our sales growth, including potential international expansion;
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

We believe that our current cash, cash equivalents and short-term investments through the date of filing of this report will be sufficient to fund our operations for at least the next 12 months. Although, based on our current planned operations, we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may be required to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities or by entering into partnerships or a combination of one or more of these funding sources in order to meet our liquidity requirements. We may also opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. If we determine that we need to raise additional funds, which may not be available to us when needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected, including potentially requiring us to delay, limit, reduce or terminate certain of our product discovery and development activities or future commercialization efforts.

See Part II, Item 1A, “Risk Factors” of this report for additional risks associated with our substantial capital requirements.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Three Months Ended March 31,
	(unaudited)
	2024	2023
Net cash (used in) provided by:
Operating activities	$(9,309)	$(17,764)
Investing activities	24,274	(48,365)
Financing activities	7,992	65,305
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(3)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,954	$(822)

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2024, was $9.3 million, consisting primarily of a net loss of $9.1 million and a change in operating assets and liabilities of $4.7 million, partially offset by non-cash stock-based compensation of $4.7 million and depreciation and amortization of $1.1 million.

Net cash used in operating activities for the three months ended March 31, 2023, was $17.8 million, consisting primarily of a net loss of $13.2 million and a change in operating assets and liabilities of $7.7 million, partially offset by non-cash stock-based compensation of $3.3 million.

Cash provided by (used in) investing activities

Net cash provided by investing activities for the three months ended March 31, 2024, was $24.3 million, consisting of net maturities of short-term investments of $26.2 million partially offset by purchases of property and equipment of $2.0 million.

Net cash used in investing activities for the three months ended March 31, 2023, was $48.4 million, consisting primarily of net purchases of short-term investments of $47.6 million and purchases of property and equipment of $0.7 million.

Cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2024, was $8.0 million consisting primarily of proceeds from issuances of common stock of $10.2 million partially offset by payments for employee taxes related to stock compensation of $2.1 million.

Net cash provided by financing activities for the three months ended March 31, 2023, was $65.3 million consisting primarily of proceeds from issuances of common stock from our public offering of $54.1 million, proceeds from issuances of common stock for at-the-market offerings of $11.1 million and proceeds from stock options exercised of $0.8 million.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which may affect our future financial statement presentation, financial condition, results of operations and cash flows. Our significant accounting policies are more fully described in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on February 28,

2024. We believe that the accounting policies we use are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

We believe that accounting policies we have identified as critical involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, those are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 28, 2024. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024.

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

Supply chain constraints and inflation

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products and to provide raw materials, primarily chemicals for our LAL. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, we identify and qualify new suppliers to mitigate risk due to single and sole source suppliers and to alleviate supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

Interest Fluctuation Rate Risk

As of March 31, 2024, we had cash and cash equivalents of $32.6 million and short-term investments of $92.7 million which consisted of highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2024 and December 31, 2023. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the quarter ended March 31, 2024 or March 31, 2023.

Foreign Currency Exchange Risk

As of March 31, 2024, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2024, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $50.1 million and $63.3 million for the years ended December 31, 2023 and 2022, respectively, and $10.7 million for the three months ended March 31, 2024. As a result of these losses, as of March 31, 2024, we had an accumulated deficit of $603.7 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the costs associated with being a public company.

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

As of March 31, 2024 and December 31, 2023, we had $125.4 million and $127.2 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as such metric may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, though we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

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

39

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

Furthermore, the current leases on our four facilities expire on January 31, 2031, with two options to extend for five years each. We may be unable to renew our leases or find a new facility on commercially reasonable terms, or at all. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by any such move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

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

43

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

47

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

48

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

As of December 31, 2023 we had federal net operating loss carryforwards (“NOLs”) of approximately $311.2 million, which will begin to expire in various years ranging from 2024 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under

U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act.

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

65

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

67

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

In addition, we are required to timely file various reports with the FDA, including, Medical Device Reporting (“MDR”), that requires that we report to the regulatory authorities if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

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

77

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

We are required to file adverse event reports under MDR, regulations with the FDA that are publicly available on the FDA’s website. We are required to file MDRs if our products may have caused or contributed to a serious injury or death or malfunctioned in a way that could likely cause or contribute to a serious injury or death if it were to recur. Any such MDR that reports a significant adverse event could result in negative publicity, which could harm our reputation and future sales. If we fail to report events required to be reported to the FDA within the required timeframes, or at all, the FDA could take enforcement action and impose sanctions against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require our time and capital, distract management from operating our business and may harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products and to provide raw materials, primarily chemicals for our LAL. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18–24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, we identify and qualify new suppliers to mitigate risk due to single and sole source suppliers and to alleviate supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through May 1, 2024, our common stock has traded at a low of $8.80 and a high of $58.21 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

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

85

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

As of March 31, 2024, we had 37,161,753 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

We have filed registration statements on Form S-8 under the Securities Act registering the offer and sale of up to an aggregate of 10,660,797 shares of common stock pursuant to our Equity Plans and an aggregate of 757,694 shares of common stock pursuant to our 2021 ESPP. Our 2021 Plan and 2021 ESPP each contain an evergreen provision that may increase the number of shares available for issuance pursuant to such plans on the first day of each fiscal year. See Note 6 – Stock-Based Compensation Expense in the Notes to the unaudited condensed consolidated financial statements included in this report.

On August 8, 2022, we filed a $200.0 million shelf registration statement which became effective on August 12, 2022. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $200.0 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. At the time of filing of the shelf registration statement, we also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of our common stock through an “at-the-market” (the “ATM”) offering. The shares were offered through BofA Securities, Inc. as sales agent. As of December 31, 2023, the full $50 million authorized under the ATM offering was sold. On February 10, 2023, we filed a prospectus supplement to sell $50.0 million dollars of our common stock in an underwritten public offering (the “Public Offering”). Pursuant to the Public Offering, we granted the underwriters an option to purchase up to an additional $7.5 million of our common stock. On February 10, 2023, we sold $50.0 million of our common stock and on February 14, 2023, the underwriters exercised their over-allotment option in full. As of March 31, 2024, $92.5 million remains available for issuance under the shelf registration statement.

On February 28, 2024, we filed a registration statement on Form S-8 under the Securities Act to register the issuance of 1,445,580 shares of common stock subject to options or other equity awards reserved for future issuance under the 2021 Plan. The number of shares registered represents the annual evergreen increase calculated as 4% of the outstanding shares of our common stock on the last day of fiscal year 2023 under our 2021 Plan.

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

As a public company we are incurring significant legal, accounting and other expenses and these expenses may increase since after December 31, 2023, we are no longer considered an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time and effort to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified employees and persons to serve on our Board of Directors, our board committees or as executive officers.

Because we no longer qualify as an “emerging growth company” we will incur additional expenses and management’s time may be diverted in an effort to comply with compliance-related activities to comply with the increased documentation and reporting requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm will have to attest to the effectiveness of our internal control over financial reporting under Section 404(b). We have implemented improved processes for documenting and evaluating our system of internal controls required under Section 404(b) however, the rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant judgment, documentation, testing and possible remediation to meet the detailed standards. During the course of documenting, evaluating and testing our internal control over financial reporting, our management may identify significant deficiencies or material weaknesses which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act.

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

88

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

Our Board of Directors are authorized to issue and designate shares of our preferred stock in additional series without stockholder approval under our charter documents and Delaware law.

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

Our computer systems, as well as those of our contractors and other third parties with whom we do business, are vulnerable to damage from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. Any disruption or interruption in our systems, or those of our contractors or other third parties with whom we do business, whether from these or other causes, could cause interruptions in our operations, result in a material disruption of the commercialization of our RxSight system and our future products, and result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. For example, the loss, corruption, or unavailability of preclinical study or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any disruption or security breach or incident resulting in, or believed or perceived to have reported in, the loss or unavailability of or damage to our data or applications, or inappropriate disclosure or other processing of personal, confidential or proprietary information, could cause us to incur liability and cause the commercialization of our RxSight system and the further development of our current and future products to be delayed.

The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers, internal bad actors, or others, or breached due to technical vulnerabilities, employee error, malfeasance, or other disruptions. Although, to our knowledge, we have not experienced any such material security breach to date, any security breach or security incident could compromise our systems and networks and the information stored or otherwise processed on them could be accessed, publicly disclosed, lost, stolen, rendered unavailable, modified, or otherwise processed without authorization. Any such actual or perceived access, disclosure, or other security breach or incident, loss, or unauthorized processing of information (whether affecting us or one of our third-party service providers or other third parties with whom we do business) could result in legal claims and proceedings, regulatory investigations, and other proceedings and liability under laws that protect the privacy of personal information, significant regulatory penalties or other fines or remedies, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to commercialize our products and conduct clinical trials, which could adversely affect our reputation and delay the commercialization of our RxSight system and clinical development of our current and future products.

The techniques and sophistication used to conduct cyber-attacks and security breaches or other incidents, including of information technology systems, as well as the sources and targets of these attacks, may take many forms (including phishing, social engineering, denial or degradation of service attacks, ransomware, malware or other malicious code), change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. In addition, our employees, contractors, or third parties with whom we do business may attempt to circumvent our security measures in order to misappropriate information, including confidential, personal, or otherwise regulated or protected information, and may purposefully or inadvertently cause a breach or incident involving, or compromise of, such information. Third parties may have the technology or know-how to breach the security of the information collected, stored, or transmitted by us, our contractors, third-party service providers, or other third parties with whom we do business, and our respective security measures, as well as those of our respective third-party service providers, may not effectively prohibit others from obtaining improper access to this information. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of such a breach, incident, or compromise. There is no assurance that any security procedures or controls that we, our contractors, or our third-party service providers or other third parties with whom we do business have implemented will be sufficient to prevent data-security related incidents from occurring.

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

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure, or security breach of, or security incident of or impacting, our systems or third-party systems where information important to our business operations or commercial development is stored or otherwise processed. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

None

(c) Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

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

RxSight, Inc.

Date: May 6, 2024	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Shelley Thunen
Shelley Thunen
Chief Financial Officer
(Principal Financial and Accounting Officer)

