Form 10-Q
period 2024-06-30
RxSight, Inc.
filed 2024-08-05
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 39,682,804 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to expand our business into new geographic markets;
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

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,445	$9,692
Short-term investments	208,839	117,490
Accounts receivable	25,723	20,281
Inventories, net	19,443	17,421
Prepaid and other current assets	2,773	3,523
Total current assets	281,223	168,407
Property and equipment, net	12,444	10,841
Operating leases right-of-use assets	10,818	2,444
Restricted cash	711	711
Other assets	303	147
Total assets	$305,499	$182,550

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,095	$3,863
Accrued expenses and other current liabilities	13,787	15,239
Lease liabilities	736	1,801
Total current liabilities	19,618	20,903
Long-term lease liabilities	10,674	1,211
Other long-term liabilities	—	74
Total liabilities	30,292	22,188
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 39,617,334 shares issued and outstanding as of June 30, 2024 and 36,139,513 shares issued and outstanding as of December 31, 2023	40	36
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	885,104	754,971
Accumulated other comprehensive loss	(118)	(5)
Accumulated deficit	(609,819)	(594,640)
Total stockholders' equity	275,207	160,362

Total liabilities and stockholders' equity	$305,499	$182,550

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales	$34,887	$20,810	$64,399	$38,299
Cost of sales	10,637	8,795	19,464	15,919
Gross profit	24,250	12,015	44,935	22,380
Operating expenses:
Selling, general and administrative	24,292	18,239	47,616	34,492
Research and development	8,291	7,401	16,322	14,608
Total operating expenses	32,583	25,640	63,938	49,100
Loss from operations	(8,333)	(13,625)	(19,003)	(26,720)
Other income (expense), net:
Interest expense	(6)	(1,568)	(11)	(3,075)
Interest and other income	2,276	1,777	3,860	3,168
Loss on extinguishment of term loan	—	(362)	—	(362)
Loss before income taxes	(6,063)	(13,778)	(15,154)	(26,989)
Income tax expense	16	26	25	27

Net loss	$(6,079)	$(13,804)	$(15,179)	$(27,016)
Other comprehensive (loss) income
Unrealized (loss) gain on short-term investments	(64)	(65)	(109)	19
Foreign currency translation (loss) gain	(1)	1	(4)	3
Total other comprehensive (loss) income	(65)	(64)	(113)	22

Comprehensive loss	$(6,144)	$(13,868)	$(15,292)	$(26,994)

Net loss per share:
Basic & diluted	$(0.16)	$(0.40)	$(0.40)	$(0.82)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	38,455,955	34,498,265	37,649,521	33,075,585

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Six Months Ended June 30, 2024

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2023	36,139,513	$36	$754,971	$(5)	$(594,640)	$160,362
Shares issued for the exercise of stock options and vesting of restricted stock units	1,061,336	1	10,152	—	—	10,153
Shares redeemed for employee tax withholdings	(39,096)	—	(2,134)	—	—	(2,134)
Stock-based compensation expense	—	—	4,696	—	—	4,696
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(45)	—	(45)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(9,100)	(9,100)
Balance at March 31, 2024	37,161,753	$37	$767,685	$(53)	$(603,740)	$163,929
Shares issued for the exercise of stock options and vesting of restricted stock units	363,105	1	3,102	—	—	3,103
Stock-based compensation expense		—	6,105		—	6,105
Shares issued for the employee stock purchase plan	38,905	—	737	—	—	737
Issuance of common stock for public offering, net of underwriting discounts, commissions and offering costs	2,053,571	2	107,475	—	—	107,477
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(64)	—	(64)
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(6,079)	(6,079)
Balance at June 30, 2024	39,617,334	$40	$885,104	$(118)	$(609,819)	$275,207

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

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	$(15,179)	$(27,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,927	1,944
Amortization of right-of-use lease assets	33	85
Amortization of debt issuance costs and premium	—	283
Loss on extinguishment of debt	—	362
Amortization of discount on short-term investments	(3,578)	(2,953)
Stock-based compensation	10,801	7,250
Provision for excess and obsolete inventory	167	14
Change in operating assets and liabilities:
Accounts receivable	(5,441)	(2,338)
Inventories	(2,189)	(3,124)
Prepaid and other assets	673	868
Accounts payable	789	1,324
Accrued expenses and other liabilities	(1,339)	(2,009)
Net cash used in operating activities	(13,336)	(25,310)
Investing Activities:
Purchase of property and equipment	(3,490)	(2,570)
Maturity of short-term investments	119,000	115,000
Purchases of short-term investments	(206,881)	(156,400)
Net cash used in investing activities	(91,371)	(43,970)
Financing Activities:
Proceeds from term loan	—	20,000
Repayment of term loan	—	(40,000)
Proceeds from issuance of common stock from public offering	108,100	54,050
Proceeds from issuance of common stock from at-the-market offerings	—	30,496
Proceeds from issuance of common stock	13,993	3,896
Payments for employee taxes related to stock compensation	(2,133)	(337)
Principal payments on finance lease liabilities	(38)	(82)
Payments of deferred offering costs	(377)	(602)
Payments of debt issuance costs	(80)	(1,225)
Net cash provided by financing activities	119,465	66,196
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(4)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	14,754	(3,081)
Cash, cash equivalents and restricted cash - beginning of period	10,402	12,595
Cash, cash equivalents and restricted cash - end of period	$25,156	$9,514
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	1,128	1,107
Cash paid for income taxes	24	12
Cash paid for interest on financing leases	11	7
Cash paid for interest on term loan	—	3,240
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	9,060	—
Finance lease	19	—
Lease obligations recorded for right-of-use assets:
Operating lease	9,060	—
Finance lease	19	—
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	229	408
Deferred offering and financing costs included in accounts payable and accrued liabilities	392	187
Reclassification of deferred financing costs	(768)	(1,075)

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Description of Business

RxSight®, Inc. (the “Company”) is a Delaware corporation headquartered in Aliso Viejo, California with one wholly owned subsidiary located in Amsterdam, Netherlands (“RxSight, B.V.”). RxSight, B.V. has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany (“RxSight GmbH”). The Company is engaged in the research and development, manufacture and sale of light adjustable intraocular lenses used in cataract surgery along with capital equipment used with the lenses.

The Company’s products, which include the light adjustable lens® (“LAL™” and “LAL+™”, and collectively the “LAL”) and a specially designed machine for delivering light to the eye, the Light Delivery Device (“LDD™”), are approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) primarily for sale in the U.S. and have regulatory approval in the U.S., Europe, Canada and Mexico. The Company began marketing its products in 2019. The LAL is a premium intraocular lens (“IOL”) which is partially reimbursable under Medicare. The Company competes with other IOLs in the premium market.

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

Liquidity

Shelf Registration Statement

On May 8, 2024, the Company filed an automatic shelf registration statement on Form S-3 (“shelf registration statement”). The shelf registration statement is effective for three years and permits the Company to sell, from time to time, common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide the Company with flexibility to access additional capital. At the time of filing the shelf registration statement, the Company also filed a prospectus supplement to sell up to an aggregate value of $115.0 million dollars of common stock through a public offering (“Public Offering”).

Public Offering

On May 8, 2024, the Company entered into an underwriting agreement with BofA Securities, Inc., in which the Company agreed to issue and sell 1,785,714 shares of the Company's common stock in a public offering, pursuant to the shelf registration statement. The shares of common stock were sold at a price to the public of $56.00 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 267,857 shares of common stock on the same terms and conditions. The underwriters' option was exercised in full on May 10, 2024 and the Public Offering (inclusive of the underwriters' option shares) closed on May 13, 2024. The Company received net proceeds of $107.5 million from the Public Offering, after deducting underwriters' discounts and commissions of $6.9 million and other offering expenses of $0.6 million.

As of June 30, 2024 and December 31, 2023 the Company had cash, cash equivalents and short-term investments of $233.2 million and $127.2 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended June 30, 2024 and 2023, the Company incurred losses from operations of $8.3 million and $13.6 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred losses from operations of $19.0 million and $26.7 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, however for the near future, the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of June 30, 2024 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended June 30, 2024, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on February 28, 2024.

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
•
the type of investments made.

The Company had an unrealized loss of $99,000 and $10,000 of net unrealized gains related to short-term investments as of June 30, 2024 and December 31, 2023, respectively.

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

Accounts Receivable

The Company has a diverse customer base and as of June 30, 2024 and December 31, 2023 the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of June 30, 2024 or December 31, 2023.

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

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and operating lease liabilities. Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities at June 30, 2024 and December 31, 2023, approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of such date.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	5,618,186	5,821,076	5,843,009	3,409,842
Restricted stock units issued under the 2021 Equity Incentive Plan	666,573	773,940	544,320	671,956
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	59,149	39,568	61,085	45,191

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

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the three and six months ended June 30, 2024 and 2023, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

For the three and six months ended June 30, 2024 and 2023, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

LDD (including training)	$10,189	$7,720	$18,902	$14,195
LAL	23,828	12,411	43,745	22,806
Service warranty, service contracts, and accessories	870	679	1,752	1,298
	$34,887	$20,810	$64,399	$38,299

For the three and six months ended June 30, 2024 and 2023, the Company did not have any customers who individually accounted for greater than 10% of revenue.

The following table represents the contract liabilities from sales activity for the six months ended June 30, 2024 and 2023, respectively (in thousands):

	Six Months Ended June 30,
	2024	2023

Balance at beginning of period	$1,888	$1,193
Additions during the period	1,949	1,391
Revenue recognized during the period	(1,707)	(1,233)
Balance at end of period	$2,130	$1,351

Stock-Based Compensation

The Company has three equity incentive compensation plans: the Calhoun Vision, Inc. 2006 Stock Plan (“2006 Plan”); the Calhoun Vision, Inc. 2015 Equity Incentive Plan (“2015 Plan”); and the 2021 Equity Incentive Plan (“2021 Plan”), which are collectively referred to as the “Equity Plans.” The Company also has an employee stock purchase plan, the 2021 Employee Stock Purchase Plan (“2021 ESPP”).

The Company recognizes compensation expense for equity-based awards on the date of grant to employees, board of directors and consultants based on the estimated grant date fair value of the award's Equity-based payments including stock options, restricted stock units and employee stock plan purchases. The fair value of the option awards are estimated using the Black-Scholes option-pricing model and recognized as an expense in the condensed consolidated statements of operations and comprehensive loss over the requisite service period, which is generally four years. The Company amortizes the stock-based compensation for equity awards with service conditions on a straight-line basis over the vesting period of the awards. Forfeitures of unvested stock option awards are recognized as reductions of expense as they occur.

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended June 30, 2024 that are of significance or potential significance to the Company.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of June 30, 2024
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$208,938	$(99)	$208,839

	As of December 31, 2023
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$117,480	$10	$117,490

All available-for-sale securities held as of June 30, 2024 and December 31, 2023 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Finished goods	$11,327	$8,092
Raw materials	5,313	5,680
Work-in-process	3,371	4,145
	20,011	17,917
Less: reserve for excess and obsolete inventory	(568)	(496)
	$19,443	$17,421

At June 30, 2024 and December 31, 2023, finished goods included $5.0 million and $4.4 million of inventory held on consignment at customer sites, respectively.

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

	As of June 30, 2024
	Level I	Level II	Total
Assets:
Money market securities	$18,986	—	$18,986
U.S. Treasury securities	—	208,839	208,839
Total assets at fair value	$18,986	$208,839	$227,825

	As of December 31, 2023
	Level I	Level II	Total
Assets:
Money market securities	$4,475	—	4,475
U.S. Treasury securities	—	117,490	117,490
Total assets at fair value	$4,475	$117,490	$121,965

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

Evergreen provision

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Board. On January 1, 2024 and 2023, the number of shares available under the 2021 Plan increased by 1,445,580 and 1,130,735 shares of common stock, respectively pursuant to this feature. As of June 30, 2024, the number of shares of the Company’s common stock available for future issuance under the 2021 Plan was equal to 951,817 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of June 30, 2024, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 538,942 shares of common stock.

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

A summary of the stock option activities related to the Equity Plans for the six months ended June 30, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2023	6,777,404	$13.02	6.51
Granted	799,502	55.89
Exercised	(1,258,874)	10.53
Forfeited	(62,995)	16.05
Expired	(10,236)	4.57
Options outstanding as of June 30, 2024	6,244,801	18.99	6.78
Exercisable as of June 30, 2024	3,623,940	$13.23	5.45

As of June 30, 2024 and December 31, 2023 the intrinsic value of options vested was $170.1 million and $121.3 million, respectively, and of all options outstanding was $257.2 million and $185.0 million, respectively. During the six months ended June 30, 2024 and 2023, the total cash received from the exercise of stock options was $13.3 million and $3.4 million, respectively. The total fair value less strike price of these options was $50.5 million and $5.2 million, respectively.

A summary of non-vested restricted stock unit activities for the six months ended June 30, 2024 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2023	650,357	$15.80
Granted	183,231	56.36
Vested	(165,567)	17.99
Forfeited	(18,033)	15.71
Unvested at June 30, 2024	649,988	$26.68

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,395	$1,021	$2,501	$1,823
Selling, general and administrative	4,210	2,639	7,410	4,910
Cost of sales	500	295	890	517
	$6,105	$3,955	$10,801	$7,250

As of June 30, 2024 and December 31, 2023, there were 2,620,861 and 2,539,445 unvested options, respectively. As of June 30, 2024 and December 31, 2023, total unrecognized expense related to unvested stock options was approximately $44.1 million and $22.7 million, respectively. Both amounts are expected to be recognized over a weighted average period of approximately 2.5 and 2.4 years, respectively.

As of June 30, 2024, and December 31, 2023, total unrecognized expense related to non-vested restricted stock units was approximately $15.3 million and $8.3 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years and 2.3 years, respectively.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Six Months Ended June 30,
	2024		2023
	Range	Weighted Average	Range	Weighted Average
Expected volatility	69.0% to 72.0%	71.0%	64.9% to 65.7%	65.1%
Risk-free interest rate	3.9% to 4.7%	4.2%	3.4% to 4.2%	4.1%
Expected life (in years)	6.0 years	6.0 years	6.0 to 10.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$36.89 to $60.65	$55.93	$12.91 to $28.80	$15.26

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	June 30, 2024	December 31, 2023
Stock options issued and outstanding under the Equity Plans	6,244,801	6,777,404
Shares available for future issuance under the 2021 Plan	951,817	358,610
Restricted stock units issued under the 2021 Plan	649,988	650,357
Shares available for future issuance under 2021 ESPP	538,942	577,847
Total shares of common stock reserved	8,385,548	8,364,218

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

As of June 30, 2024 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 137,000 square feet in the aggregate. For one such operating lease, the lessor provided $900,000 in tenant allowances.

On April 4, 2022, the Company entered into a thirty-four-month sublease agreement for a portion of the 5 Columbia Building, in Aliso Viejo, CA. The sublease commencement date was June 13, 2022 and was to expire on March 31, 2025. The base rent receivable was $11,410 per month. On January 4, 2023 the Company entered into a second amendment to the sublease agreement adjusting the base rent receivable to $5,319 per month. On August 1, 2024 the sublease was cancelled.

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

5 Columbia

On April 18, 2024 and June 3, 2024, the Company entered into Lease Amendment #2 and Lease Amendment #3, respectively to that certain Lease Agreement dated January 10, 2018, as amended on April 5, 2022, with Clifford D. Downs, for an approximately 19,680 square foot industrial facility located at 5 Columbia in Aliso Viejo, California (collectively the “5 Columbia Amendments”). Pursuant to the 5 Columbia Amendments, the term of the lease was extended 70 months, beginning on April 1, 2025 and ending on January 31, 2031. The parties agreed to the base rent rate payable over the 70 month term as set forth in the 5 Columbia Amendments. The base rent is initially $30,701 per month and includes fixed rent escalations beginning on April 1, 2027. The Company has two options to extend the term of the lease, with each option to extend being for a term of 60 months, commencing when the prior term expires.

100 Columbia

On April 18, 2024, the Company entered into a Fifth Amendment to that certain Commercial Lease Agreement, dated August 31, 2015, as amended November 23, 2015, December 22, 2015, January 18, 2016, and November 12, 2016, with Accuride International Inc., for an approximately 42,106 square foot industrial facility located at 100 Columbia in Aliso Viejo, California (the “April 2024 100 Columbia Amendment”). Pursuant to the April 2024 100 Columbia Amendment, the term of the lease was extended 76 months, beginning on October 1, 2024 and ending on January 31, 2031. The parties agreed to the base rent rate payable over the 76 month term as set forth in the April 2024 100 Columbia Amendment. The base rent is initially $64,843 per month and includes fixed rent escalations beginning on October 1, 2025. The Company has two options to extend the term of the lease at the end of the current term, with each option to extend being for a 5 year term. The lessor provided $50,000 in tenant allowances.

On June 3, 2024, the Company entered into a Sixth Amendment to that certain Commercial Lease Agreement, dated August 31, 2015, as amended April 18, 2024 as amended November 23, 2015, December 22, 2015, January 18, 2016, and November 12, 2016, with Accuride International Inc., for the property located at 100 Columbia in Aliso Viejo, California (the “June 2024 100 Columbia Amendment”). The June 2024 100 Columbia Amendment updated certain notification requirements.

Under these lease agreements, the Company is required to pay approximately $10.8 million in future minimum lease payments of which $0.2 million will be paid in 2024, $1.4 million will be paid in 2025, $1.6 million will be paid in 2026, $1.8 million will be paid in both 2027 and 2028, and $4.0 million will be paid thereafter.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in thousands):

		June 30,	December 31,
Leases	Classification	2024	2023

Assets
Operating	Operating leases right-of-use assets	$10,818	$2,444
Finance	Property and equipment, net	142	156
Total lease assets		10,960	2,600
Liabilities
Current
Operating	Lease liabilities	710	1,764
Finance	Lease liabilities	26	37
Noncurrent
Operating	Long-term lease liabilities	10,553	1,093
Finance	Long-term lease liabilities	121	118
Total lease liabilities		$11,410	$3,012

For the three and six months ended June 30, 2024 and 2023, the components of operating and finance lease expenses were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2024	2023	2024	2023

Operating lease cost	Cost of sales	$3	$3	$7	$7
	Research and development	23	24	48	61
	Selling, general and administrative	588	438	1,027	887
Finance lease cost	Research and development	—	29	17	63
	Selling, general and administrative	8	9	15	18
Finance lease cost	Interest expense	5	2	11	7

Maturities of the Company’s operating and finance lease liabilities as of June 30, 2024 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2024 (remainder)	$1,004	$22
2025	2,434	46
2026	2,637	46
2027	2,782	46
2028	2,871	39
2029	2,954	—
Thereafter	3,308	—
Total lease payments	17,990	199
Less: imputed interest	(6,727)	(52)
Total lease liabilities	$11,263	$147

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of June 30, 2024 and December 31, 2023 were:

	June 30,	December 31,
Lease Term and Discount Rate	2024	2023
Weighted average remaining lease term (years)
Operating leases	6.58	1.69
Finance leases	4.35	4.37
Weighted average discount rate
Operating leases	14.4%	10.4%
Finance leases	14.4%	14.0%

Note 8 – Commitments and Contingencies

Letter of credit

The Company has a standby letter of credit, expiring September 30, 2024, issued by a financial institution as required security for one operating lease. The aggregate amount of the letter of credit was $0.2 million as of June 30, 2024 and December 31, 2023.

Legal Matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At June 30, 2024 and December 31, 2023, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

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

We are a commercial-stage medical technology company dedicated to providing high quality customized vision to patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens® (“LAL™” and “LAL+™”, collectively the “LAL”), RxSight Light Delivery Device (“LDD™”), and accessories. Our LAL is a premium intraocular lens (“IOL”) made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet (“UV”) light generated by our LDD.

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

We compete primarily in the IOL market in the U.S. The LAL is a premium IOL which is partially reimbursable under Medicare, and in some cases by private payors. Premium IOLs are sold at a higher price point than conventional IOLs, as they provide refractive correction of vision unlike a conventional IOL that only replaces the natural lens with a clear lens (which is the standard for Medicare reimbursement). Our RxSight system is approved in the U.S., Europe, Canada and Mexico for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. We may selectively pursue commercial expansion in these or other geographies that accept these approvals in the future, with a priority on markets where we see significant potential opportunities. New approvals may also be sought in large foreign cataract markets with more complex regulatory processes such as Asia and Europe.

We are a Delaware corporation headquartered in Aliso Viejo, California with one wholly owned subsidiary located in Amsterdam, Netherlands. The wholly owned subsidiary has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany.

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our United States commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 4,000 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of June 30, 2024, we had established an installed base of 810 LDDs in ophthalmology practices and, since our inception through June 30, 2024, surgeons have implanted over 141,000 LALs.

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

We intend to continue to make investments in our sales and marketing organization, primarily sales representatives, clinical applications specialists and technical service personnel to support new customers and upgrades and LAL account managers to facilitate adoption of use of our LALs among existing accounts. We will expand our marketing efforts with additional print and digital, social media and other customer tools to expand their local advertising. We will also continue to make significant investments in research and development and clinical expenses to make enhancements in our current products. Additionally, as a public company, we have incurred and expect to continue to incur increased costs for employee-related expenses, director and officer insurance premiums, audit fees, (including costs for compliance with Section 404(b) of the Sarbanes-Oxley Act), legal fees, investor relations fees, fees to members of our Board of directors, and expenses for compliance with public-company reporting requirements. Because of these and other factors, we expect to continue to incur net losses and negative cash flows from operations in the near future.

Key business metrics

We regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the number of LDDs installed and, LALs implanted are indicators of our ability to drive adoption and generate revenue. We believe these are important metrics for our business. We may not yet be able to accurately assess seasonality and other trends, and we will continue to evaluate our business in the future using these and other financial metrics as we observe trends in our business. Our quarterly and annual financial results may fluctuate as a result of a variety of factors many of which are outside our control.

We believe the number of LDDs sold in each quarter and our LDD installed base at the end of each period are important metrics as they represent an installed base into which we can sell our LALs. We also believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system.

25

	2024		2023
	Q1	Q2	Q1	Q2	Q3	Q4
LDDs Sold	66	78	56	67	66	77
Installed Base at End of Period	732	810	456	523	589	666

	2024		2023
	Q1	Q2	Q1	Q2	Q3	Q4
LALs Sold	20,218	24,214	10,523	12,622	13,657	18,071

During the quarter ended June 30, 2024, we had increased LDD sales of 11 and increased LAL sales of 11,592 when compared to the quarter ended June 30, 2023 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

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

For the three and six months ended June 30, 2024 and 2023, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

LDD (including training)	$10,189	$7,720	$18,902	$14,195
LAL	23,828	12,411	43,745	22,806
Service warranty, service contracts, and accessories	870	679	1,752	1,298
	$34,887	$20,810	$64,399	$38,299

For the three and six months ended June 30, 2024 and 2023 we did not have any one customer who individually accounted for more than 10% of revenue.

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

Our LDD, as is typical of many medical device capital equipment products, has a low gross margin, as the material cost of the LDD is significant, representing greater than 50% of the total cost to manufacture. In addition, we do not mark up our LDD substantially because LDDs, once sold, generate LAL procedures. Our LAL gross margin is higher, with low material cost but high fixed overhead costs. As our manufacturing volume of the LAL increases, we expect gross margin may improve significantly.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”), expenses consist primarily of personnel-related expenses, including wages, incentive bonuses, stock-based compensation and benefits related to administrative, selling and marketing functions, education programs for doctors, commercial operations and analytics, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, training for doctors, professional services fees such as legal, patent registration costs, accounting, audit fees (including costs for compliance with Section 404(b) of the Sarbanes-Oxley Act), tax fees, board of directors’ expenses, insurance costs, general corporate expenses and facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our sales and marketing organization and infrastructure to both drive and support the anticipated growth in revenue and due to additional legal, accounting audit and tax fees, insurance and other expenses associated with being a public company.

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

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Sales	$34,887	$20,810	$14,077	67.6%
Cost of sales	10,637	8,795	1,842	20.9
Gross profit	$24,250	$12,015	$12,235	101.8%
Operating expenses:
Selling, general and administrative	24,292	18,239	6,053	33.2
Research and development	8,291	7,401	890	12.0
Total operating expenses	32,583	25,640	6,943	27.1
Loss from operations	$(8,333)	$(13,625)	$5,292	(38.8)%
Other income (expense), net:
Interest expense	(6)	(1,568)	1,562	(99.6)
Interest and other income	2,276	1,777	499	28.1
Loss on extinguishment of term loan	—	(362)	362	—
Total other (expense) income, net:	2,270	(153)	2,423	(1585.2)%
Loss before income taxes	(6,063)	(13,778)	7,715	(56.0)
Income tax expense	16	26	(10)	(38.1)
Net loss	$(6,079)	$(13,804)	$7,725	(56.0)%
Other comprehensive loss
Unrealized loss on short-term investments	(64)	(65)	1	(1.8)
Foreign currency translation (loss) gain	(1)	1	(2)	(163.4)
Total other comprehensive loss	(65)	(64)	(1)	1.5
Comprehensive loss	$(6,144)	$(13,868)	$7,724	(55.7)%

Sales

Sales increased by $14.1 million, or 67.6%, to $34.9 million for the three months ended June 30, 2024, from $20.8 million for the three months ended June 30, 2023. The increase in total sales was primarily due to the incremental sales of 11,592 LALs and 11 LDDs from strong adoption of our RxSight system by practices and doctors.

Cost of sales

Cost of sales increased by $1.8 million, or 20.9%, to $10.6 million for the three months ended June 30, 2024, from $8.8 million for the three months ended June 30, 2023, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 69.5% in the three months ended June 30, 2024, from 57.8% for the three months ended June 30, 2023 primarily due to improved operating leverage, favorable product mix from a greater percentage of revenue from LAL sales, and increased margins on our LDD due to lower material costs.

Selling, general and administrative expenses

SG&A expenses increased by $6.1 million, or 33.2%, to $24.3 million for the three months ended June 30, 2024, from $18.2 million for the three months ended June 30, 2023. This increase was primarily attributable to an increase in selling and marketing costs of $4.0 million mainly due to increased salaries from increased headcount of 37, increased sales commissions, incentive bonuses and employee benefits of $2.1 million, $0.8 million of increased stock-based compensation expense, $0.3 million in additional post market study costs, and new customer acquisition costs, in each case when compared to the three months ended June 30, 2023. General and administrative expenses increased $2.0 million due to increased personnel expenses of $0.6 million, $0.2 million of increased costs related to operating as a public company for Sarbanes-Oxley compliance and increased stock-based compensation of $0.8 million, in each case when compared to the three months ended June 30, 2023.

Research and development expenses

Research and development expenses increased by $0.9 million, or 12.0%, to $8.3 million for the three months ended June 30, 2024, from $7.4 million for the three months ended June 30, 2023. This increase was primarily attributable to $0.8 million due to increased facility costs and $0.3 million from increased stock-based compensation.

Other income (expense), net

Other income (expense), net, was income of $2.3 million for the three months ended June 30, 2024, compared to expense of $0.2 million for the three months ended June 30, 2023. The increase was primarily due to (i) decreased interest expense of $1.6 million due to the repayment of the Oxford term loan, as compared to the prior year period which also included a $0.3 million loss from the extinguishment of such term loan and (ii) increased interest income of $0.5 million, as compared to the prior year period, from higher interest rates earned on higher short term investment balances.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 together with the dollar increase or decrease and percentage change in those items:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Sales	$64,399	$38,299	$26,100	68.1%
Cost of sales	19,464	15,919	3,545	22.3
Gross profit	$44,935	$22,380	$22,555	100.8%
Operating expenses:
Selling, general and administrative	47,616	34,492	13,124	38.0
Research and development	16,322	14,608	1,714	11.7
Total operating expenses	63,938	49,100	14,838	30.2
Loss from operations	$(19,003)	$(26,720)	$7,717	(28.9)%
Other income (expense), net:
Interest expense	(11)	(3,075)	3,064	(99.6)
Interest and other income	3,860	3,168	692	21.9
Loss on extinguishment of term loan	—	(362)	362	—
Total other income (expense), net:	3,849	(269)	4,118	(1531.6)%
Loss before income taxes	(15,154)	(26,989)	11,835	(43.9)
Income tax expense	25	27	(2)	(7.5)
Net loss	$(15,179)	$(27,016)	$11,833	(43.8)%
Other comprehensive loss (income)
Unrealized (loss) gain on short-term investments	(109)	19	(128)	(682.7)
Foreign currency translation (loss) gain	(4)	3	(7)	(216.9)
Total other comprehensive (loss) income	(113)	22	(135)	(618.5)
Comprehensive loss	$(15,292)	$(26,994)	$11,698	(43.3)%

Sales

Sales increased by $26.1 million, or 68.1%, to $64.4 million for the six months ended June 30, 2024, from $38.3 million for the six months ended June 30, 2023. The increase was due to incremental sales of 21,287 LALs primarily due to an increased LDD installed base and incremental sales of 21 LDDs from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

Cost of sales

Cost of sales increased by $3.6 million, or 22.3%, to $19.5 million for the six months ended June 30, 2024 from $15.9 million for the six months ended June 30, 2023, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 69.8% for the six months ended June 30, 2024 from 58.4% for the six months ended June 30, 2023 primarily due to favorable product mix from a greater percentage of revenue from LAL sales and increased margins on our LDD due to lower material costs from the introduction of our compact LDD during the third quarter of 2023.

SG&A expenses

SG&A expenses increased by $13.1 million, or 38.0%, to $47.6 million for the six months ended June 30, 2024, from $34.5 million for the six months ended June 30, 2023. This increase was primarily attributable to an increase in selling and marketing costs of $8.8 million mainly due to increased salaries from increased headcount of 37, increased sales commissions, incentive bonuses and employee benefits of $4.5 million, $1.4 million of increased stock-based compensation expense, $1.5 million in additional post market study costs, and new customer acquisition costs and increased travel costs of $0.6 million from increased LDD sales, in each case when compared to the six months ended June 30, 2023. General and administrative expenses increased $4.2 million due to increased personnel expenses of $1.3 million, $0.6 million of increased costs related to operating as a public company and increased stock-based compensation of $1.1 million.

Research and development expenses

Research and development expenses increased by $1.7 million, or 11.7%, to $16.3 million for the six months ended June 30, 2024, from $14.6 million for the six months ended June 30, 2023. This increase was primarily attributable to $1.0 million in increased personnel costs primarily from increased headcount and $0.8 million in increased clinical study costs and $0.6 million from increased stock-based compensation.

Other income (expense), net

Other income (expense), net, was income of $3.8 million for the six months ended June 30, 2024, as compared to expense of $0.3 million for the six months ended June 30, 2023, The increase was primarily due to decreased interest expense of $3.1 million and $0.3 million loss from extinguishment of term loan due to the repayment of the Oxford term loan in 2023 and increased interest income of $0.7 million from higher interest rates earned on higher short-term investment balances.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $233.2 million. For the six months ended June 30, 2024, and 2023, our loss from operations were $19.0 million and $26.7 million, respectively. We had an accumulated deficit of $609.8 million as of June 30, 2024.

Recent Developments

Shelf Registration Statement

On May 8, 2024, we filed an automatic shelf registration statement on Form S-3 (“shelf registration statement”). The shelf registration statement is effective for three years and permits us to sell, from time to time, common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide us with the flexibility to access additional capital. At the time of filing the shelf registration statement, we also filed a prospectus supplement to sell up to an aggregate value of $115.0 million dollars of common stock through a public offering (“Public Offering”).

Public Offering

On May 8, 2024, we entered into an underwriting agreement with BofA Securities, Inc., in which we agreed to issue and sell 1,785,714 shares of our common stock in a Public Offering, pursuant to the shelf registration statement. The shares of common stock were sold at a price to the public of $56.00 per share. Under the terms of the underwriting agreement, we also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 267,857 shares of common stock on the same terms and conditions. The underwriters' option was exercised in full on May 10, 2024 and the Public Offering (inclusive of the underwriters' option shares) closed on May 13, 2024. We received net proceeds of approximately $107.5 million from the Public Offering, after deducting underwriters' discounts and commissions of $6.9 million and other offering expenses of $0.6 million.

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

Standby letter of credit

We also have a standby letter of credit, expiring September 30, 2024, issued by a financial institution as a required security for one operating lease. The aggregate amount of the letter of credit was $0.2 million as of June 30, 2024 and December 31, 2023.

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

We believe that our current cash, cash equivalents and short-term investments through the date of filing of this report will be sufficient to fund our operations for at least the next 12 months. Although, based on our current planned operations, we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may be required to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities or by entering into partnerships or a combination of one or more of these funding sources in order to meet our liquidity requirements. We may also opportunistically raise capital under advantageous circumstances from time to time, such as the Public Offering, in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. If we determine that we need to raise additional funds, which may not be available to us when needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected, including potentially requiring us to delay, limit, reduce or terminate certain of our product discovery and development activities or future commercialization efforts. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

See Part II, Item 1A (“Risk Factors”) of this report for additional risks associated with our substantial capital requirements.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Six Months Ended June 30,
	(unaudited)
	2024	2023
Net cash (used in) provided by:
Operating activities	$(13,336)	$(25,310)
Investing activities	(91,371)	(43,970)
Financing activities	119,465	66,196
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(4)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,754	$(3,081)

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2024, was $13.3 million, consisting primarily of a net loss of $15.2 million and a change in operating assets and liabilities of $7.5 million, partially offset by non-cash stock-based compensation of $10.8 million and depreciation and amortization of $1.9 million.

Net cash used in operating activities for the six months ended June 30, 2023, was $25.3 million, consisting primarily of a net loss of $27.0 million and a change in operating assets and liabilities of $5.3 million, partially offset by non-cash stock-based compensation of $7.3 million and depreciation and amortization of $1.9 million.

Cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2024, was $91.4 million, consisting of net purchase of short-term investments of $87.9 million and purchases of property and equipment of $3.5 million.

Net cash used in investing activities for the six months ended June 30, 2023, was $44.0 million, consisting of net purchases of short-term investments of $41.4 million and purchases of property and equipment of $2.6 million.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2024, was $119.5 million consisting primarily of proceeds from issuances of common stock from the Public Offering of $108.1 million, proceeds from issuance of common stock from stock option exercises of $14.0 million partially offset by tax payments for employee stock compensation of $2.1 million.

Net cash provided by financing activities for the six months ended June 30, 2023, was $66.2 million consisting primarily of proceeds from issuances of common stock from the Public Offering of $54.1 million, proceeds from issuance of common stock from at-the-market offerings of $30.5 million and proceeds from issuance of common stock from stock option exercises of $3.9 million partially offset by a net paydown of the Oxford term loan of $20.0 million.

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

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 28, 2024. There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2024.

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

Uncertain macroeconomic conditions including recent inflationary pressures and the rise in interest rates have created significant uncertainty in the U.S. economy and capital markets, which is expected to continue through the remainder of 2024 and beyond and could negatively impact our financial results and liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk is the potential loss arising from the adverse changes in market rates and prices.

Interest Fluctuation Rate Risk

We had cash and cash equivalents and short-term investments of $233.2 million as of June 30, 2024, which consisted of $208.8 million in highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) change in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2024 and December 31, 2023. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the quarter ended June 30, 2024 or June 30, 2023.

Foreign Currency Exchange Risk

As of June 30, 2024, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

35

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $50.1 million and $63.3 million for the years ended December 31, 2023 and 2022, respectively, and $8.3 million for the three months ended June 30, 2024. As a result of these losses, as of June 30, 2024, we had an accumulated deficit of $609.8 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the costs associated with being a public company.

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

As of June 30, 2024 and December 31, 2023, we had $233.2 million and $127.2 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as such metric may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, though we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

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

41

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

Furthermore, the current leases on our four facilities expire or have options to extend until January 31, 2031, with two options to extend for five years each. We may be unable to renew our leases or find a new facility on commercially reasonable terms, or at all. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by any such move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

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

For example, as previously disclosed, on May 2, 2024, an unauthorized actor targeted the personal cell phone number of an RxSight employee. On May 3, 2024, the unauthorized actor obtained unauthorized access to the employee’s cloud-based work account and to e-mails and files that were accessible from that account. We discovered the incident on the same day, May 3, 2024, promptly disabled the employee’s account, initiated response and investigation procedures, contacted our insurance provider, and retained external cybersecurity experts to assist in our response and investigation. While the unauthorized actor accessed and acquired copies of e-mail messages and other materials that were accessible from the employee’s cloud-based work account, our information systems were never interrupted and remained operational during this unauthorized access, and we have not observed any aspect of this incident will have a material impact on our operations, financial systems, or financial condition. However, there can be no assurance as to whether the incident will have a future material impact on our operations, financial systems, or financial condition and we remain subject to various risks due to the incident.

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

49

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

50

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

As of December 31, 2023, we had federal net operating loss carryforwards (“NOLs”) of approximately $311.2 million, some of which will begin to expire in various years ranging from 2024 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in our stock ownership. Our ability to utilize those NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

67

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

In addition, the policies of the FDA and of comparable foreign regulatory authorities may change and additional laws, regulations and government actions may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

Our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations, such as the Common Rule (“GCP”) guidelines, or FDA human subject protection regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We have been and could again be subject to attacks on our systems by outside parties, or by fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to users’ accounts using stolen or inferred credentials, computer malware, viruses, spamming, sim-swap attacks, phishing attacks or other means, and may use such access to obtain users’ personal data or prevent use of their accounts. Data breaches or other incidents could result in a violation of applicable United States and international privacy, data protection, security and other laws, and subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

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

The GDPR provides that EU member states may make their own laws and regulations limiting the (i) processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and (ii) profiling and automated individual decision-making of individuals, which could limit our ability to use and share personal data or other data and could cause our costs to increase, harming our business and financial condition. Non-compliance with the GDPR is subject to significant penalties, including fines of up to €20 million or 4% of total worldwide revenue, whichever is greater. Interpretations of the GDPR by local data protection authorities in EU member states, along with the complexity of the regime itself, create uncertainty regarding the interpretation and enforcement of the law, with potential inconsistencies across EU member states. Other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations relating to privacy, data protection or security, which enhances risks relating to compliance with such laws. Further, the United

Kingdom has adopted the UK General Data Protection Regulation and UK Data Protection Act, which retain the GDPR in the United Kingdom’s national law and provide for a penalty structure similar to the GDPR. These recent developments have required us to review and modify the legal means by which we process personal data and may require us to make other modifications. The implementation and enforcement of the GDPR and other evolving legislation may subject us to enforcement risk and requirements to change certain of our data collection, processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through August 1, 2024, our common stock has traded at a low of $8.80 and a high of $66.54 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

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

85

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

As of June 30, 2024, we had 39,617,334 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

On August 8, 2022, we filed a $200.0 million shelf registration statement which became effective on August 12, 2022. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $200.0 million in aggregate value of our common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide us with flexibility to access additional capital when market conditions are appropriate. At the time of filing of the shelf registration statement, we also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of our common stock through an “at-the-market” (the “ATM”) offering. The shares were offered through BofA Securities, Inc. as sales agent. As of December 31, 2023, the full $50 million authorized under the ATM offering was sold. On February 10, 2023, we filed a prospectus supplement to sell $50.0 million dollars of our common stock in an underwritten public offering (the “Public Offering”). Pursuant to the Public Offering, we granted the underwriters an option to purchase up to an additional $7.5 million of our common stock. On February 10, 2023, we sold $50.0 million of our common stock and on February 14, 2023, the underwriters exercised their over-allotment option in full. As of June 30, 2024 $92.5 million remains available for issuance under the shelf registration statement.

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

On May 8, 2024, we filed an automatic shelf registration statement on Form S-3ASR with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants and units. The shelf registration statement became automatically effective upon filing and is valid for three years. Each time we offer to sell securities under the registration statement, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. For example, on May 9, 2024, we filed a prospectus supplement for the offer and sale of up to 1,785,714 shares of our common stock in an underwritten public offering (the “Public Offering”). On May 13, 2024, we issued 2,053,571 shares of our common stock at a price to the public of $56.00 per share, which included the full exercise by the underwriters of their option to purchase up to 267,857 additional shares. Our net proceeds from the offering were $107.5 million, after deducting $6.9 in underwriting discounts and commissions and $0.6 million in other offering costs. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

88

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

The Tax Act enacted many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. As an example, for taxable years beginning during or after 2022, the Tax Act eliminated the option to immediately deduct research and development expenditures currently and required taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which may impact our effective tax rate and our cash tax liability. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic research and development expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. Regulatory or legislative developments may arise from the proposed U.S. tax reform under the Biden Administration, which has proposed several changes to the corporate income tax regime, which, if adopted, could result in increased taxation of our business operations. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. We will also continue to monitor and assess the impact of international tax reform, including but not limited to the 15% global minimal tax proposed by the Organisation for Economic Co-operation and Development. Finally, the Inflation Reduction Act of 2022 (the “IRA”) was effective beginning in fiscal year 2023. We do not currently expect that the IRA will have a material impact on our income tax liability.

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

The techniques and sophistication used to conduct cyber-attacks and security breaches or other incidents, including of information technology systems, as well as the sources and targets of these attacks, may take many forms (including phishing, social engineering, denial or degradation of service attacks, sim swaps, ransomware, malware or other malicious code), change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. In addition, our employees, contractors, or third parties with whom we do business may attempt to circumvent our security measures in order to misappropriate information, including confidential, personal, or otherwise regulated or protected information, and may purposefully or inadvertently cause a breach or incident involving, or compromise of, such information. Third parties may have the technology or know-how to breach the security of the information collected, stored, or transmitted by us, our contractors, third-party service providers, or other third parties with whom we do business, and our respective security measures, as well as those of our respective third-party service providers, may not effectively prohibit others from obtaining improper access to this information. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of such a breach, incident, or compromise. There is no assurance that any security procedures or controls that we, our contractors, or our third-party service providers or other third parties with whom we do business have implemented will be sufficient to prevent data-security related incidents from occurring.

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

None

(c) Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

On May 15, 2024, J. Andy Corley, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”) for the sale of securities of our common stock. Mr. Corley’s Rule 10b5-1 Trading Plan, which has a term from August 19, 2024 to May 20, 2025, provides for the sale of up to 40,000 shares of common stock at a pre-determined limit price.

On May 21, 2024, Ron Kurtz M.D., Chief Executive Officer and President and a member of our Board of Directors, entered into a Rule 10b5-1 Trading Plan for the sale of securities of our common stock. Dr. Kurtz’s Rule 10b5-1 Trading Plan, which has a term from August 20, 2024 to August 15, 2025, provides for the sale of up to 180,000 shares of common stock pursuant to a series of market orders at pre-determined limit prices.

On June 3, 2024, Ilya Goldshleger, Ph.D., Co-President and Chief Operating Officer, entered into a Rule 10b5-1 Trading Plan for the sale of securities of our common stock. Dr. Goldshleger’s Rule 10b5-1 Trading Plan, which has a term from September 16, 2024 to September 15, 2025, provides for the exercise and sale of options for up to 295,529 shares of common stock pursuant to a series of market orders at pre-determined limit prices.

On June 7, 2024, Eric Weinberg., Co-President and Chief Commercial Officer, entered into a Rule 10b5-1 Trading Plan for the sale of securities of our common stock. Mr. Weinberg’s Rule 10b5-1 Trading Plan, which has a term from September 9, 2024 to September 9, 2025, provides for the sale of up to 100,000 shares of common stock pursuant to a series of market orders at pre-determined limit prices.

On March 12, 2024, Julie Andrews, a member of our Board of Directors, entered into a Rule 10b5-1 Trading Plan for the sale of securities of our common stock. Ms. Andrews’ Rule 10b5-1 Trading Plan, which has a term from June 14, 2024 to March 20, 2025, provides for the sale of up to 15,625 shares of common stock at a pre-determined limit price.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report unless otherwise stated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.1*	Lease, dated as of April 18, 2024, by and between BML Management, LLC, and the Registrant, for premises located at 125 Columbia, Aliso Viejo, California 92656.
10.2*	Lease Amendment #2, dated as of April 18, 2024, by and between the Registrant and Clifford D. Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.
10.3*	Lease Amendment #3, dated as of June 3, 2024, by and between the Registrant and Clifford D. Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.
10.4*

Fifth Amendment (extension to the lease), dated as of April 18, 2024, by and between the Registrant and Accuride International Inc., for premises located at 100-200 Columbia, Suites, Aliso Viejo, California 92656.

10.5*

Sixth Amendment (extension to the lease), dated as of June 3, 2024, by and between the Registrant and Accuride International Inc., for premises located at 100-200 Columbia, Suites, Aliso Viejo, California 92656.

10.6*	Amendment #3 to Sublease, dated as of August 1, 2024, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

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

RxSight, Inc.

Date: August 5, 2024	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Shelley Thunen
Shelley Thunen
Co- President and Chief Financial Officer
(Principal Financial and Accounting Officer)

