Form 10-Q
period 2024-09-30
RxSight, Inc.
filed 2024-11-07
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, the registrant had 40,304,465 shares of common stock, $0.001 par value per share, outstanding.

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

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,720	$9,692
Short-term investments	220,400	117,490
Accounts receivable, net	25,368	20,281
Inventories, net	21,673	17,421
Prepaid and other current assets	2,607	3,523
Total current assets	286,768	168,407
Property and equipment, net	12,241	10,841
Operating leases right-of-use assets	10,536	2,444
Restricted cash	711	711
Other assets	213	147
Total assets	$310,469	$182,550

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,581	$3,863
Accrued expenses and other current liabilities	17,323	15,239
Lease liabilities	734	1,801
Total current liabilities	22,638	20,903
Long-term lease liabilities	10,570	1,211
Other long-term liabilities	—	74
Total liabilities	33,208	22,188
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 40,254,105 shares issued and outstanding as of September 30, 2024 and 36,139,513 shares issued and outstanding as of December 31, 2023	40	36
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	892,857	754,971
Accumulated other comprehensive income (loss)	521	(5)
Accumulated deficit	(616,157)	(594,640)
Total stockholders' equity	277,261	160,362

Total liabilities and stockholders' equity	$310,469	$182,550

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales	$35,314	$22,199	$99,713	$60,497
Cost of sales	10,094	8,468	29,558	24,386
Gross profit	25,220	13,731	70,155	36,111
Operating expenses:
Selling, general and administrative	25,608	19,142	73,225	53,634
Research and development	8,838	7,101	25,160	21,710
Total operating expenses	34,446	26,243	98,385	75,344
Loss from operations	(9,226)	(12,512)	(28,230)	(39,233)
Other income (expense), net:
Interest expense	(5)	(230)	(16)	(3,304)
Interest and other income	2,906	1,746	6,767	4,913
Loss on extinguishment of term loan	—	(1,407)	—	(1,769)
Loss before income taxes	(6,325)	(12,403)	(21,479)	(39,393)
Income tax expense	13	12	38	38

Net loss	$(6,338)	$(12,415)	$(21,517)	$(39,431)
Other comprehensive (loss) income
Unrealized gain on short-term investments	633	19	524	38
Foreign currency translation gain (loss)	6	(6)	2	(3)
Total other comprehensive income	639	13	526	35

Comprehensive loss	$(5,699)	$(12,402)	$(20,991)	$(39,396)

Net loss per share:
Basic & diluted	$(0.16)	$(0.35)	$(0.56)	$(1.16)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	39,788,621	35,662,397	38,367,759	33,947,331

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Nine Months Ended September 30, 2024

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2023	36,139,513	$36	$754,971	$(5)	$(594,640)	$160,362
Shares issued for the exercise of stock options and vesting of restricted stock units	1,061,336	1	10,152	—	—	10,153
Shares redeemed for employee tax withholdings	(39,096)	—	(2,134)	—	—	(2,134)
Stock-based compensation expense	—	—	4,696	—	—	4,696
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(45)	—	(45)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(9,100)	(9,100)
Balance at March 31, 2024	37,161,753	$37	$767,685	$(53)	$(603,740)	$163,929
Shares issued for the exercise of stock options and vesting of restricted stock units	363,105	1	3,102	—	—	3,103
Stock-based compensation expense	—	—	6,105		—	6,105
Shares issued for the employee stock purchase plan	38,905	—	737	—	—	737
Issuance of common stock for public offering, net of underwriting discounts, commissions and offering costs	2,053,571	2	107,475	—	—	107,477
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(64)	—	(64)
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(6,079)	(6,079)
Balance at June 30, 2024	39,617,334	$40	$885,104	$(118)	$(609,819)	$275,207
Shares issued for the exercise of stock options and vesting of restricted stock units	683,489	—	3,835	—	—	3,835
Shares redeemed for employee tax withholdings	(46,718)	—	(2,634)		—	(2,634)
Stock-based compensation expense	—	—	6,552	—	—	6,552
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	633	—	633
Foreign currency translation adjustment	—	—	—	6	—	6
Net loss	—	—	—		(6,338)	(6,338)
Balance at September 30, 2024	40,254,105	$40	$892,857	$521	$(616,157)	$277,261

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

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(21,517)	$(39,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,060	3,027
Provision for bad debts	34	—
Amortization of right-of-use lease assets	41	132
Amortization of debt issuance costs and premium	—	287
Loss on extinguishment of debt	—	1,769
Amortization of discount on short-term investments	(6,349)	(4,545)
Stock-based compensation	17,353	11,321
Provision for excess and obsolete inventory	333	13
Change in operating assets and liabilities:
Accounts receivable	(5,121)	(4,288)
Inventories	(4,585)	(4,101)
Prepaid and other assets	850	997
Accounts payable	830	1,408
Accrued expenses and other liabilities	2,385	119
Net cash used in operating activities	(12,686)	(33,292)
Investing Activities:
Purchase of property and equipment	(4,593)	(3,223)
Maturity of short-term investments	188,000	205,000
Purchases of short-term investments	(284,038)	(228,472)
Net cash used in investing activities	(100,631)	(26,695)
Financing Activities:
Proceeds from term loan	—	20,000
Repayment of term loan	—	(60,000)
Proceeds from issuance of common stock from public offering	108,100	54,050
Proceeds from issuance of common stock from at-the-market offerings	—	42,433
Proceeds from issuance of common stock	17,828	5,890
Payments for employee taxes related to stock compensation	(4,768)	(1,421)
Principal payments on finance lease liabilities	(49)	(119)
Payments of deferred offering costs	(768)	(647)
Payments of debt issuance costs	—	(2,224)
Net cash provided by financing activities	120,343	57,962
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	3	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,029	(2,026)
Cash, cash equivalents and restricted cash - beginning of period	10,402	12,595
Cash, cash equivalents and restricted cash - end of period	$17,431	$10,569
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	1,633	1,666
Cash paid for income taxes	26	12
Cash paid for interest on financing leases	16	8
Cash paid for interest on term loan	—	3,464
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	9,060	8
Finance lease	19	—
Lease obligations recorded for right-of-use assets:
Operating lease	9,060	8
Finance lease	19	—
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	393	211
Deferred offering and financing costs included in accounts payable and accrued liabilities	—	159
Reclassification of deferred financing costs	768	1,300

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

As of September 30, 2024 and December 31, 2023 the Company had cash, cash equivalents and short-term investments of $237.1 million and $127.2 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended September 30, 2024 and 2023, the Company incurred losses from operations of $9.2 million and $12.5 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred losses from operations of $28.2 million and $39.2 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, however for the near future, the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of September 30, 2024 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended September 30, 2024, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on February 28, 2024.

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
•
the type of investments made.

The Company had $533,000 and $10,000 of net unrealized gains related to short-term investments as of September 30, 2024 and December 31, 2023, respectively.

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

Accounts Receivable, net

The Company has a diverse customer base and as of September 30, 2024 and December 31, 2023 the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of September 30, 2024 or December 31, 2023.

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

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and operating lease liabilities. Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities at September 30, 2024 and December 31, 2023, approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of such date.

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

Leases

Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property based on the present value of lease payments over the lease term. The Company estimates the incremental borrowing rate based upon the cost of its own debt financing, current market interest rates and quoted offerings or the rate implicit in the lease. Operating lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the lease commencement date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the accompanying condensed consolidated balance sheets. Landlord improvement allowances and other such lease incentives are recorded as property and equipment and as reduction of the right-of-use leased assets and are amortized on a straight-line basis as a reduction to operating lease costs. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the condensed consolidated balance sheets.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	5,294,813	6,963,498	5,658,989	5,816,203
Restricted stock units issued under the 2021 Equity Incentive Plan	644,073	730,419	649,842	696,696
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	20,670	35,878	63,756	42,020

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

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the three and nine months ended September 30, 2024 and 2023, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

For the three and nine months ended September 30, 2024 and 2023, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

LDD (including training)	$10,128	$7,932	$29,030	$22,127
LAL	24,231	13,502	67,975	36,308
Service warranty, service contracts, and accessories	955	765	2,708	2,062
	$35,314	$22,199	$99,713	$60,497

For the three and nine months ended September 30, 2024 and 2023, the Company did not have any customers who individually accounted for greater than 10% of revenue.

The following table represents the contract liabilities from sales activity for the nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Nine Months Ended September 30,
	2024	2023

Balance at beginning of period	$1,888	$1,187
Additions during the period	3,301	2,427
Revenue recognized during the period	(2,626)	(1,936)
Balance at end of period	$2,563	$1,678

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended September 30, 2024 that are of significance or potential significance to the Company.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of September 30, 2024
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$219,867	$533	$220,400

	As of December 31, 2023
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$117,480	$10	$117,490

All available-for-sale securities held as of September 30, 2024 and December 31, 2023 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Finished goods	$12,887	$8,092
Raw materials	5,837	5,680
Work-in-process	3,567	4,145
	22,291	17,917
Less: reserve for excess and obsolete inventory	(618)	(496)
	$21,673	$17,421

At September 30, 2024 and December 31, 2023, finished goods included $5.2 million and $4.4 million of inventory held on consignment at customer sites, respectively.

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

	As of September 30, 2024
	Level I	Level II	Total
Assets:
Money market securities	$6,967	—	$6,967
U.S. Treasury securities	—	220,400	220,400
Total assets at fair value	$6,967	$220,400	$227,367

	As of December 31, 2023
	Level I	Level II	Total
Assets:
Money market securities	$4,475	—	$4,475
U.S. Treasury securities	—	117,490	117,490
Total assets at fair value	$4,475	$117,490	$121,965

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

2021 Plan

On July 28, 2021, the 2021 Plan was adopted and approved by the Board and stockholders. The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock originally available for issuance under the 2021 Plan was equal to 2,420,135 shares of common stock plus any shares subject to awards granted under the 2015 Plan and the 2006 Plan that, after the effectiveness of the 2021 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan from the 2015 Plan and 2006 Plan equal to 4,569,530 shares of common stock.

Evergreen provision

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Board. On January 1, 2024 and 2023, the number of shares available under the 2021 Plan increased by 1,445,580 and 1,130,735 shares of common stock, respectively, pursuant to this feature. As of September 30, 2024, the number of shares of the Company’s common stock available for future issuance under the 2021 Plan was equal to 599,452 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of September 30, 2024, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 538,942 shares of common stock.

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

A summary of the stock option activities related to the Equity Plans for the nine months ended September 30, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2023	6,777,404	$13.02	6.51
Granted	1,147,452	53.00
Exercised	(1,809,836)	9.44
Forfeited	(82,972)	17.34
Expired	(10,251)	4.65
Options outstanding as of September 30, 2024	6,021,797	21.66	7.13
Exercisable as of September 30, 2024	3,390,946	$15.10	5.98

As of September 30, 2024 and December 31, 2023 the intrinsic value of options vested was $117.0 million and $121.3 million, respectively, and of all options outstanding was $172.4 million and $185.0 million, respectively. During the nine months ended September 30, 2024 and 2023, the total cash received from the exercise of stock options was $17.1 million and $5.4 million, respectively. The total fair value less strike price of these options was $75.1 million and $8.4 million, respectively.

A summary of non-vested restricted stock unit activities for the nine months ended September 30, 2024 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2023	650,357	$15.80
Granted	263,481	53.28
Vested	(298,094)	19.56
Forfeited	(27,158)	17.47
Unvested at September 30, 2024	588,586	$30.60

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,559	$1,035	$4,060	$2,857
Selling, general and administrative	4,446	2,731	11,856	7,642
Cost of sales	547	305	1,437	822
	$6,552	$4,071	$17,353	$11,321

As of September 30, 2024 and December 31, 2023, there were 2,630,851 and 2,539,445 unvested options, respectively. As of September 30, 2024 and December 31, 2023, total unrecognized expense related to unvested stock options was approximately $49.7 million and $22.7 million, respectively. Both amounts are expected to be recognized over a weighted average period of approximately 2.5 and 2.4 years, respectively.

As of September 30, 2024, and December 31, 2023, total unrecognized expense related to non-vested restricted stock units was approximately $17.0 million and $8.3 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years and 2.3 years, respectively.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Nine Months Ended September 30,
	2024		2023
	Range	Weighted Average	Range	Weighted Average
Expected volatility	67.8% to 72.3%	70.4%	64.9% to 67.7%	65.3%
Risk-free interest rate	3.5% to 4.7%	4.1%	3.4% to 4.6%	4.1%
Expected life (in years)	6.0 to 6.1 years	6.0 years	5.5 to 6.1 years	6.1 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$36.89 to $60.65	$53.45	$12.91 to $32.45	$16.89

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	September 30, 2024	December 31, 2023
Stock options issued and outstanding under the Equity Plans	6,021,797	6,777,404
Shares available for future issuance under the 2021 Plan	599,452	358,610
Restricted stock units issued under the 2021 Plan	588,586	650,357
Shares available for future issuance under 2021 ESPP	538,942	577,847
Total shares of common stock reserved	7,748,777	8,364,218

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

As of September 30, 2024 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 137,000 square feet in the aggregate. For one such operating lease, the lessor provided $900,000 in tenant allowances.

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

New lease and lease amendments

100 Columbia lease to include 120 Columbia Suites 300, 400 and 500

On November 6, 2024, the Company entered into a Seventh Amendment (Extension to the Lease) to that certain Commercial Lease Agreement, dated August 31, 2015, as amended June 3, 2024, as amended April 18, 2024, as amended November 23, 2015, December 22, 2015, January 18, 2016, and November 12, 2016, with Accuride International Inc., to expand the 100 Columbia lease to include the property located at 120 Columbia Suites 300, 400 and 500 for a total of approximately 13,183 additional leasable square feet in Aliso Viejo, California (the “November 2024 120 Columbia Amendment”). Pursuant to the November 2024 120 Columbia Amendment, the term of the lease is 74 months, beginning on December 1, 2024 and ending on January 31, 2031. The parties agreed to the base rent rate payable over the 74 month term as set forth in the November 2024 120 Columbia Amendment. The base rent is initially $22,016 per month and includes fixed rent escalations beginning on December 1, 2025. The Company has two options to extend the term of the lease at the end of the current term, with each option to extend being for a 5 year term. The lessor provided $150,000 in tenant allowances. Under the lease agreement, the Company is required to pay approximately $1.8 million in future minimum lease payments of which $22,000 thousand will be paid in 2024, $0.3 million will be paid in each year during 2025, 2026, 2027 and 2028, and $0.6 million will be paid thereafter.

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

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (in thousands):

		September 30,	December 31,
Leases	Classification	2024	2023

Assets
Operating	Operating leases right-of-use assets	$10,536	$2,444
Finance	Property and equipment, net	134	156
Total lease assets		10,670	2,600
Liabilities
Current
Operating	Lease liabilities	707	1,764
Finance	Lease liabilities	27	37
Noncurrent
Operating	Long-term lease liabilities	10,456	1,093
Finance	Long-term lease liabilities	114	118
Total lease liabilities		$11,304	$3,012

For the three and nine months ended September 30, 2024 and 2023, the components of operating and finance lease expenses were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2024	2023	2024	2023

Operating lease cost	Cost of sales	$3	$3	$9	$10
	Research and development	24	20	72	81

	Selling, general and administrative	673	440	1,700	1,326

Finance lease cost	Research and development	—	29	17	92
	Selling, general and administrative	8	9	23	27
Finance lease cost	Interest expense	5	2	16	8

Maturities of the Company’s operating and finance lease liabilities as of September 30, 2024 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2024 (remainder)	$500	$11
2025	2,434	46
2026	2,637	46
2027	2,782	46
2028	2,871	39
2029	2,954	—
Thereafter	3,307	—
Total lease payments	17,485	188
Less: imputed interest	(6,322)	(47)
Total lease liabilities	$11,163	$141

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of September 30, 2024 and December 31, 2023 were:

	September 30,	December 31,
Lease Term and Discount Rate	2024	2023
Weighted average remaining lease term (years)
Operating leases	6.33	1.69
Finance leases	4.10	4.37
Weighted average discount rate
Operating leases	14.4%	10.4%
Finance leases	14.4%	14.0%

Note 8 – Commitments and Contingencies

Letter of credit

The Company's standby letter of credit was not required to be renewed and expired on September 30, 2024.

Legal Matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At September 30, 2024 and December 31, 2023, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

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

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our United States commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 4,000 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of September 30, 2024, we had established an installed base of 888 LDDs in ophthalmology practices and, since our inception through September 30, 2024, surgeons have implanted over 165,000 LALs.

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

	2024			2023
	Q1	Q2	Q3	Q1	Q2	Q3	Q4
LDDs Sold	66	78	78	56	67	66	77
Installed Base at End of Period	732	810	888	456	523	589	666

	2024			2023
	Q1	Q2	Q3	Q1	Q2	Q3	Q4
LALs Sold	20,218	24,214	24,554	10,523	12,622	13,657	18,071

During the quarter ended September 30, 2024, we had increased LDD sales of 12 and increased LAL sales of 10,897 when compared to the quarter ended September 30, 2023 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

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

For the three and nine months ended September 30, 2024 and 2023, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

LDD (including training)	$10,128	$7,932	$29,030	$22,127
LAL	24,231	13,502	67,975	36,308
Service warranty, service contracts, and accessories	955	765	2,708	2,062
	$35,314	$22,199	$99,713	$60,497

For the three and nine months ended September 30, 2024 and 2023 we did not have any one customer who individually accounted for more than 10% of revenue.

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

Interest and other income, net

Interest and other income, net consists primarily of interest income earned on our short-term investments and cash equivalents.

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

Results of operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Sales	$35,314	$22,199	$13,115	59.1%
Cost of sales	10,094	8,468	1,626	19.2
Gross profit	$25,220	$13,731	$11,489	83.7%
Operating expenses:
Selling, general and administrative	25,608	19,142	6,466	33.8
Research and development	8,838	7,101	1,737	24.5
Total operating expenses	34,446	26,243	8,203	31.3
Loss from operations	$(9,226)	$(12,512)	$3,286	(26.3)%
Other income (expense), net:
Interest expense	(5)	(230)	225	(97.8)
Interest and other income	2,906	1,746	1,160	66.4
Loss on extinguishment of term loan	—	(1,407)	1,407	—
Total other (expense) income, net:	2,901	109	2,792	2561.5%
Loss before income taxes	(6,325)	(12,403)	6,078	(49.0)
Income tax expense	13	12	1	8.3
Net loss	$(6,338)	$(12,415)	$6,077	(48.9)%
Other comprehensive loss
Unrealized gain on short-term investments	633	19	614	3,231.6
Foreign currency translation gain (loss)	6	(6)	12	(200.0)
Total other comprehensive loss	639	13	626	4,815.4
Comprehensive loss	$(5,699)	$(12,402)	$6,703	(54.0)%

Sales

Sales increased by $13.1 million, or 59.1%, to $35.4 million for the three months ended September 30, 2024, from $22.2 million for the three months ended September 30, 2023. The increase in total sales was primarily due to the incremental sales of 10,897 LALs and 12 LDDs from strong adoption of our RxSight system by practices and doctors.

Cost of sales

Cost of sales increased by $1.6 million, or 19.2%, to $10.1 million for the three months ended September 30, 2024, from $8.5 million for the three months ended September 30, 2023, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 71.4% in the three months ended September 30, 2024, from 61.8% for the three months ended September 30, 2023, primarily due to improved operating leverage, favorable product mix from a greater percentage of revenue from LAL sales, and increased margins on our LDD due to lower material costs.

SG&A expenses

SG&A expenses increased by $6.5 million, or 33.8%, to $25.6 million for the three months ended September 30, 2024, from $19.1 million for the three months ended September 30, 2023. This increase was primarily attributable to an increase in selling and marketing costs of $5.1 million (mainly due to increased salaries from increased headcount of 36), increased sales commissions, incentive bonuses and employee benefits of $2.7 million, $0.9 million of increased stock-based compensation expense, $0.8 million primarily due to additional post market study, in each case when compared to the three months ended September 30, 2023. General and administrative expenses increased $1.3 million due to increased personnel expenses of $0.8 million, and increased stock-based compensation of $0.8 million partially offset by $0.5 million of lower audit and audit related expenses in each case when compared to the three months ended September 30, 2023.

Research and development expenses

Research and development expenses increased by $1.7 million, or 24.5%, to $8.8 million for the three months ended September 30, 2024, from $7.1 million for the three months ended September 30, 2023. This increase was primarily attributable to $1.0 million due to increased facility costs and $0.5 million from increased stock-based compensation and $0.6 million in increased personnel costs when compared to the three months ended September 30, 2023.

Other income (expense), net

Other income (expense), net, increased $2.8 million to income of $2.9 million for the three months ended September 30, 2024, compared to income of $0.1 million for the three months ended September 30, 2023. The increase was primarily due to (i) increased interest income of $1.2 million, as compared to the prior year period, from higher interest rates earned on higher short term investment balances and (ii) lower loss on extinguishment of debt of $1.4 million due to the repayment of the Oxford term loan, as compared to the prior year period.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 together with the dollar increase or decrease and percentage change in those items:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Sales	$99,713	$60,497	$39,216	64.8%
Cost of sales	29,558	24,386	5,172	21.2
Gross profit	$70,155	$36,111	$34,044	94.3%
Operating expenses:
Selling, general and administrative	73,225	53,634	19,591	36.5
Research and development	25,160	21,710	3,450	15.9
Total operating expenses	98,385	75,344	23,041	30.6
Loss from operations	$(28,230)	$(39,233)	$11,003	(28.0)%
Other income (expense), net:
Interest expense	(16)	(3,304)	3,288	(99.5)
Interest and other income	6,767	4,913	1,854	37.7
Loss on extinguishment of term loan	—	(1,769)	1,769	—
Total other income (expense), net:	6,751	(160)	6,911	(4319.4)%
Loss before income taxes	(21,479)	(39,393)	17,914	(45.5)
Income tax expense	38	38	—	0.0
Net loss	$(21,517)	$(39,431)	$17,914	(45.4)%
Other comprehensive loss
Unrealized gain on short-term investments	524	38	486	1,278.9
Foreign currency translation gain (loss)	2	(3)	5	(166.7)
Total other comprehensive income	526	35	491	1,402.9
Comprehensive loss	$(20,991)	$(39,396)	$18,405	(46.7)%

Sales

Sales increased by $39.2 million, or 64.8%, to $99.7 million for the nine months ended September 30, 2024, from $60.5 million for the nine months ended September 30, 2023. The increase was due to incremental sales of 32,184 LALs primarily due to an increased LDD installed base and incremental sales of 33 LDDs from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

Cost of sales

Cost of sales increased by $5.2 million, or 21.2%, to $29.6 million for the nine months ended September 30, 2024 from $24.4 million for the nine months ended September 30, 2023, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 70.4% for the nine months ended September 30, 2024 from 59.7% for the nine months ended September 30, 2023, primarily due to favorable product mix from a greater percentage of revenue from LAL sales and increased margins on our LDD due to lower material costs from the introduction of our compact LDD during the third quarter of 2023.

SG&A expenses

SG&A expenses increased by $19.6 million, or 36.5%, to $73.2 million for the nine months ended September 30, 2024, from $53.6 million for the nine months ended September 30, 2023. This increase was primarily attributable to an increase in selling and marketing costs of $14.0 million (mainly due to increased salaries from increased headcount of 36), increased sales commissions, incentive bonuses and employee benefits of $7.2 million, $2.3 million of increased stock-based compensation expense, $2.4 million in additional post market study costs, and new customer acquisition costs and increased travel costs of $0.9 million from increased LDD sales, in each case when compared to the nine months ended September 30, 2023. General and administrative expenses increased $5.5 million due to increased personnel expenses of $2.1 million, increased stock-based compensation of $1.4 million and increased facility costs of $1.4 million when compared to the nine months ended September 30, 2023.

Research and development expenses

Research and development expenses increased by $3.5 million, or 15.9%, to $25.2 million for the nine months ended September 30, 2024, from $21.7 million for the nine months ended September 30, 2023. This increase was primarily attributable to $0.9 million in increased personnel costs primarily from increased headcount and $1.2 million from increased stock-based compensation.

Other income (expense), net

Other income (expense), net, was income of $6.8 million for the nine months ended September 30, 2024, as compared to expense of $0.2 million for the nine months ended September 30, 2023. The increase was primarily due to (i) decreased interest expense of $3.3 million between periods, (ii) a $1.8 million decrease in the loss from extinguishment of term loan in 2023 due to the repayment of the Oxford term loan, and (iii) increased interest income between periods of $1.9 million from higher interest rates earned on higher short-term investment balances.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $237.1 million. For the nine months ended September 30, 2024, and 2023, our loss from operations were $28.2 million and $39.2 million, respectively. We had an accumulated deficit of $616.2 million as of September 30, 2024.

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

Public Offering

On May 8, 2024, we entered into an underwriting agreement with BofA Securities, Inc., in which we agreed to issue and sell 1,785,714 shares of our common stock in the Public Offering, pursuant to the shelf registration statement. The shares of common stock were sold at a price to the public of $56.00 per share. Under the terms of the underwriting agreement, we also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 267,857 shares of common stock on the same terms and conditions. The underwriters' option was exercised in full on May 10, 2024 and the Public Offering (inclusive of the underwriters' option shares) closed on May 13, 2024. We received net proceeds of approximately $107.5 million from the Public Offering, after deducting underwriters' discounts and commissions of $6.9 million and other offering expenses of $0.6 million.

Contractual obligations and commitments

November 2024 lease activity

100 Columbia lease to include 120 Columbia Suites 300, 400 and 500

On November 6, 2024, we entered into a new lease amendment to one of our existing leases comprising our headquarters, manufacturing, research and development and administrative offices in Aliso Viejo, California. We entered into the new amended lease to have continued long-term access to our facilities and acquire additional square footage.

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

Standby letter of credit

Our standby letter of credit was not required to be renewed and expired on September 30, 2024.

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

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Nine Months Ended September 30,
	(unaudited)
	2024	2023
Net cash (used in) provided by:
Operating activities	$(12,686)	$(33,292)
Investing activities	(100,631)	(26,695)
Financing activities	120,343	57,962
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	3	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,029	$(2,026)

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2024, was $12.7 million, consisting primarily of a net loss of $21.5 million and a change in operating assets and liabilities of $5.6 million, partially offset by non-cash stock-based compensation of $17.4 million and depreciation and amortization of $3.1 million.

Net cash used in operating activities for the nine months ended September 30, 2023, was $33.3 million, consisting primarily of a net loss of $39.4 million and a change in operating assets and liabilities of $5.9 million, partially offset by non-cash stock-based compensation of $11.3 million and depreciation and amortization of $3.0 million.

Cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2024, was $100.6 million, consisting of net purchases of short-term investments of $96.0 million and purchases of property and equipment of $4.6 million.

Net cash used in investing activities for the nine months ended September 30, 2023, was $26.7 million, consisting of net maturities of short-term investments of $23.5 million and purchases of property and equipment of $3.2 million.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2024, was $120.3 million consisting primarily of proceeds from issuances of common stock from the Public Offering of $108.1 million and, proceeds from issuance of common stock from stock option exercises of $17.8 million, partially offset by tax payments for employee stock compensation of $4.8 million.

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

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 28, 2024. There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2024.

Indemnification agreements

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement, misappropriation or other violation claim by any third party with respect to our technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is minimal.

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

Uncertain macroeconomic conditions including recent inflationary pressures and the rise in interest rates have created significant uncertainty in the U.S. economy and capital markets, which may continue through the remainder of 2024 and beyond and could negatively impact our financial results and liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk is the potential loss arising from the adverse changes in market rates and prices.

Interest Fluctuation Rate Risk

We had cash and cash equivalents and short-term investments of $237.1 million as of September 30, 2024, which consisted of $220.4 million in highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) change in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2024 and December 31, 2023. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the quarter ended September 30, 2024 or September 30, 2023.

Foreign Currency Exchange Risk

As of September 30, 2024, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

The following risks and uncertainties are among the most significant we face. However, the risks and uncertainties identified in this subsection are not the only ones we face and are qualified in their entirety by reference to all of the risk factors described herein:

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

36

•
We intend to expand sales of our products internationally in the future, but we may experience difficulties in obtaining regulatory clearance or approval or in successfully marketing our products internationally even if approved.
•
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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $50.1 million and $63.3 million for the years ended December 31, 2023 and 2022, respectively, and $9.2 million for the three months ended September 30, 2024. As a result of these losses, as of September 30, 2024, we had an accumulated deficit of $616.2 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase due to the costs associated with being a public company.

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

As of September 30, 2024 and December 31, 2023, we had $237.1 million and $127.2 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as such metric may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, though we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

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

42

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

50

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

51

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

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our products and subject us to possible litigation.

We may incorporate open source software in products or technologies licensed, developed and/or distributed by us. Open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary source code in that software, as well as distribute our products that use particular open source software at no cost to the user. We intend to monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code; however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding our products and technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their product. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our products. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses, we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours and otherwise adversely affect our business. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and results of operations.

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

68

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

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy, data protection or security laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws, regulations or rules concerning personal information and data security and have prioritized privacy and security violations for enforcement actions. Additionally, in the United States, California adopted the CCPA in January 2020, which requires certain companies that process information of California consumers to, among other things, provide certain disclosures to California consumers and afford such consumers abilities to exercise certain rights with respect to their personal information and opt out of certain sales of personal information, in addition to severely limiting our ability to use their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the unauthorized access and exfiltration, theft, or disclosure of personal information. Furthermore, in November 2020, California voters passed the CPRA, which became effective January 1, 2023. The CPRA imposes additional obligations on covered companies and significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. Other states have proposed or enacted privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. It remains unclear how various provisions of the CCPA and these other new and evolving state laws will be interpreted and enforced. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach (and, in some cases, to regulators). The effects of the CCPA, CPRA and other such privacy laws are potentially significant, and may require us to modify our practices and policies and to incur substantial costs and expenses in an effort to comply.

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

86

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

As of September 30, 2024, we had 40,254,105 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

The Tax Act enacted many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. As an example, for taxable years beginning during or after 2022, the Tax Act eliminated the option to immediately deduct research and development expenditures currently and required taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which may impact our effective tax rate and our cash tax liability. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic research and development expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. Regulatory or legislative developments may arise from various U.S. tax reform proposals, some of which include proposed changes to the U.S. tax law, which, if adopted, could result in increased taxation of our business operations. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. We will also continue to monitor and assess the impact of international tax reform, including but not limited to the 15% global minimal tax proposed by the Organisation for Economic Co-operation and Development. Finally, the Inflation Reduction Act of 2022 (the “IRA”) was effective beginning in fiscal year 2023. We do not currently expect that the IRA will have a material impact on our income tax liability.

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

The techniques and sophistication used to conduct cyber-attacks and security breaches or other incidents, including of information technology systems, as well as the sources and targets of these attacks, may take many forms (including phishing, social engineering, denial or degradation of service attacks, sim swaps, ransomware, malware or other malicious code), change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. In addition, our employees, contractors, or third parties with whom we do business may attempt to circumvent our security measures in order to misappropriate information, including confidential, personal, or otherwise regulated or protected information, and may purposefully or inadvertently cause a breach or incident involving, or compromise of, such information. Third parties may have the technology or know-how to breach the security of the information collected, stored, or transmitted by us, our contractors, third-party service providers, or other third parties with whom we do business, and our respective security measures, as well as those of our respective third-party service providers, may not effectively prohibit others from obtaining improper access to this information. Advances in computer and software capabilities and encryption technology, new tools, geopolitical tensions and conflicts, and other developments may increase the risk of such a breach, incident, or compromise. There is no assurance that any security procedures or controls that we, our contractors, or our third-party service providers or other third parties with whom we do business have implemented will be sufficient to prevent data-security related incidents from occurring.

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

None

(c) Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

On August 30, 2024, Robert Warner, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”) for the sale of securities of our common stock. Mr. Warner's Rule 10b5-1 Trading Plan, which has a term from August 30, 2024 to August 29, 2025, provides for the sale of up to 12,817 shares of common stock at a pre-determined limit prices.

On August 22, 2024, Shweta Maniar, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”) for the sale of securities of our common stock. Ms. Maniar’s Rule 10b5-1 Trading Plan, which has a term from November 26, 2024 to November 26, 2025, provides for the sale of up to 12,130 shares of common stock at a pre-determined limit prices.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report unless otherwise stated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1*	Amendment # 3 to the Sublease Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

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

RxSight, Inc.

Date: November 7, 2024	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Shelley Thunen
Shelley Thunen
Co- President and Chief Financial Officer
(Principal Financial and Accounting Officer)

