Form 10-K
period 2024-12-31
RxSight, Inc.
filed 2025-02-25
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.3 billion based upon the closing price of $60.17 on the Nasdaq Global Market on such date.

The number of shares of registrant’s Common Stock outstanding as of February 14, 2025 was 40,490,542.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

The forward-looking statements are contained principally in the section entitled “Risk Factors” in Part I, Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. Forward-looking statements include, but are not limited to, statements concerning the following:

•
the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements, including our expectation that we do not anticipate the need to raise additional capital or incur additional debt in order to reach profitability from operations, as disclosed in our future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q as filed with the Securities and Exchange Commission (“SEC”), provided that we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities;
•
our belief that our current cash, cash equivalents and short-term investments through the date of filing of this report will be sufficient to fund our operations for at least the next 12 months;
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;
•
our expectation that our gross margin may continue to improve as our manufacturing volume of Light-Adjustable Lenses (“LALs”) increases;
•
our plans for the growth of our business and our organization, including with respect to new geographic markets;
•
our belief that, over time, our adjustable lens solution can be used to address a broad range of cataract surgery patients, including those that would otherwise elect for a conventional cataract procedure today;
•
our belief that our RxSight system offers doctors and patients a significantly more reliable approach that can consistently deliver optimal, fully customized visual outcomes with few compromises, ultimately driving broad adoption and establishing it as the standard of care for premium cataract procedures;
•
our belief that there is an opportunity to gain market share in the premium intraocular lens (“IOL”) market segment and also increase the penetration of premium IOLs in the broader market by converting doctors and patients currently electing for conventional cataract surgery;
•
our belief that the premium cataract surgery market remains underpenetrated due to both doctors’ reluctance to recommend premium IOL offerings to the full universe of eligible patients and patients’ confusion in assessing the trade-offs associated with the wide range of commercially available premium IOL offerings;
•
our belief that current non-adjustable premium IOL offerings often cannot deliver on patient expectations regarding their desire to see at near, intermediate and far distances without reliance on glasses and to avoid troubling side effects such as glare, halos and loss of contrast sensitivity;
•
our intentions regarding investment in our business as we pursue growth;
•
our plans and expected timelines related to our products, or developing new products, to address additional indications or otherwise;
•
our ability to obtain, maintain and expand regulatory clearances for our products and any new products we create;
•
our expected uses of our existing resources;

•
our belief that our current manufacturing capacity is sufficient to meet our current expected demand for at least the next 12 months;
•
our belief that our existing facilities are adequate for our near-term needs, and that suitable additional or alternative space would be available in the future as required on commercially reasonable terms;
•
our expectations regarding government and third-party payer coverage and reimbursement;
•
our expectations regarding supply of materials and components for our products from our third-party suppliers, including single and sole source suppliers;
•
our ability to obtain, maintain and enforce intellectual property protection for our products and protect our intellectual property rights;
•
our plans to conduct further clinical trials and any expectations related to the timing or outcomes of such trials;
•
our ability to comply with existing and future government laws, rules and regulations both in the United States and internationally;
•
our ability to identify and develop new and planned products and/or acquire new products; and
•
developments and projections relating to our competitors or our industry, including anticipated growth rates for the conventional and premium IOL markets.

Forward-looking statements include statements that are not historical facts and can be identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue,” or the negative of such terms and other same terminology.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part I, Item 1A, “Risk Factors”, elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1. Business

Overview

We are a commercial-stage medical technology company dedicated to improving the vision of patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens® (LAL™/LAL+®, collectively the “LAL”), RxSight Light Delivery Device (“LDD™”) and accessories. Our LAL is a premium intraocular lens (“IOL”) made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet (“UV”) light generated by our LDD.

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

A cataract is the loss of transparency in the eye’s natural lens, which causes blurry or hazy vision and can eventually lead to blindness. Approximately 50% of all individuals develop some form of cataracts by age 60, usually in both eyes, and prevalence increases with age. Among the world’s most commonly performed procedures, cataract surgery involves removing the cloudy natural lens and replacing it with a clear IOL. Prior to surgery, patients can opt for either a spherical monofocal IOL, which usually results in improved vision but requires glasses for best vision, or a premium IOL, which also corrects for astigmatism and/or presbyopia, thereby reducing spectacle dependence. In the United States, Medicare and private insurers typically cover the full cost of spherical IOL procedures, while premium IOL procedures require patients to pay an incremental out-of-pocket fee, typically ranging from $2,000 to $5,000 per eye depending on the specific premium IOL used. In the United States, the world’s largest premium IOL market, 2024 premium procedures represented about 20% of all cataract procedures and generated approximately $810 million in revenue, a figure that is projected to grow at a 12.0% compound annual growth rate (“CAGR”) by 2029, according to the Market Scope 2024 Premium Cataract Surgery Market Report.

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
•
Providing accuracy and precision to optimize vision with both eyes. Most LAL patients choose minor differences in the refractive correction of each eye, which can result in glasses-free vision across a full range of distances. In our most recent Phase IV commercial study data over 90% of patients were able to achieve 20/25 or better at distance without glasses, which is significantly higher than any of the alternative IOLs. In addition, over 90% of patients were also able to read 5-point font at near vision, which is typically the size of footnotes on a page;
•
Enabling patients to preview and compare possible vision outcomes. LAL patients are the only premium IOL patients able to test-drive their vision after surgery but before selecting a final refractive outcome. With up to three possible UV light treatments to adjust the LAL, patients direct their optimal visual acuity through an interactive and iterative process; and
•
Empowering doctors to grow their practices with a premium IOL they can trust and confidently recommend. Our RxSight system has been shown to deliver excellent visual outcomes across a broad range of patient types and preferences. In our 2024 RxSight customer survey, 92% of respondents said they thought our RxSight system delivered the highest quality vision, 97% said they would recommend the LAL to others and 82% said they would select it for their own eyes.

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our U.S. commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the approximately 3,500 to 4,000 U.S. cataract surgeons that perform approximately 60% of all premium IOL procedures. As of December 31, 2024, we had established an installed base of 971 LDDs in ophthalmology practices and, since our inception through December 31, 2024, surgeons have implanted over 195,000 LALs.

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

For U.S. premium cataract procedures, the healthcare payor (primarily CMS) reimburses the same surgeon and facility fees, but the patient pays the surgeon an additional fee of approximately $2,000 for implantation of a toric IOL and an average between $2,000-$5,000 for implantation of other premium lenses, which includes the cost of the premium IOL. Consequently, premium cataract procedures are between 10 and 15 times more profitable for the doctors and ophthalmology practices than conventional cataract procedures and are less impacted by changes in reimbursement rates. At the same time, because premium cataract patients pay an additional out-of-pocket fee, they tend to have high expectations that the surgeon will satisfy their desire for quality, glasses-free vision.

Our market opportunity

According to the Market Scope 2024 Premium Cataract Surgery Market Report and 2024 Market Scope IOL Report:

•
Approximately 32 million cataract surgeries were performed globally in 2024, including 5.1 million in the United States. The number of procedures worldwide is projected to grow at a CAGR of 3.4% to over 37 million by 2029. In the United States, procedures are expected to grow at a CAGR of 3.2% to 5.9 million by 2029;
•
The United States is the world’s largest premium IOL market. In 2024, premium IOL procedures represented approximately 20% and 13% of cataract surgeries in the United States and worldwide, respectively;
•
In 2024, premium IOL revenue was approximately $2.8 billion globally and $810 million in the United States, and is expected to grow at a CAGR of 11.0% and 12.0%, respectively, through 2029. Key growth drivers include the increasing number of patients who prefer to be glasses-free, technological innovations, increased access to healthcare and rising disposable income; and
•
In the United States, there are approximately 9,000 ophthalmic surgeons that perform cataract surgery, including approximately 3,500 to 4,000 that perform roughly 60% of premium IOL cataract procedures.

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

Non-adjustable premium IOLs and their limitations

Prior to the commercial availability of our RxSight system, doctors and patients chose from two primary types of premium IOLs, as follows:

•
Multifocal Lenses. Multifocal lenses have two or more corrective zones, which allow the patient to receive focused light from different distances. Although multifocal lenses provide patients with a wider range of vision compared to the standard monofocal IOLs, multifocal lenses split light across the multiple corrective zones on the lens, sometimes impacting visual quality. For example, approximately two to three times as many patients who choose a multifocal lens over a monofocal lens experience side effects such as glare and halos, as well as reduced contrast vision, which are especially problematic in low light situations such as driving at night. For some patients these become more pronounced and can lead to explantation (removal of the IOL and replacement with another type of IOL). Extended-depth-of-focus (“EDOF”) lenses are similar to multifocals, except they have only one corrective zone. They create an elongated focal point that allows for a broader range of vision, although patients will still often require glasses for distance and near vision. EDOF lenses will still typically result in glare and halos, as well as reduced contrast vision, although generally less severe than those experienced with multifocal lenses; and

•
Astigmatism-Correcting or Toric Lenses. Toric lenses correct for astigmatism, a condition in which the cornea is not uniformly curved leading to distortion of near and distance vision. According to the 2024 Market Scope IOL Report, approximately 70% of the population has clinically significant astigmatism of 0.5 diopters or more. Corrective toric lenses can provide additional distance, intermediate or near vision correction depending on the power of the lens selected and if their optical design incorporates either multifocal or EDOF features.

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

Our solution

We designed our RxSight system to address the shortcomings of existing premium IOL technologies and provide a solution that doctors can trust to improve visual outcomes and achieve high levels of patient satisfaction. We began commercializing our solution in the United States in 2019 and are focused on establishing the RxSight system as the standard of care for premium IOL procedures. As of December 31, 2024, we had an installed base of 971 LDDs in ophthalmology practices, and since our inception over 195,000 surgeries have been performed with our RxSight system.

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

The RxSight system enables a fully interactive and iterative process to optimize visual acuity with patients able to test drive their vision, comparing possible outcomes before selecting a final prescription for their LAL. In clinical practice since our FDA approval, roughly 86% of patients choose some form of blended vision and 73% of those patients change their target during the course of LDD treatments to optimize their spherical target, underscoring the value of adjustability and customization. From the time of surgery until 24 hours after the LAL is locked in, the patient wears UV light protective glasses as unprotected exposure to light can cause uncontrolled changes in the LAL. Since late 2021, we have included ActivShield technology on all LALs, which provides an extra layer of UV protection on the lens surface and reduces dependence on patient compliance with protective glasses.

Key benefits of RxSight system for patients

•
Superior vision outcomes. In the pivotal study that formed the basis for our FDA approval, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity for our LAL was 70.1%. This compares favorably to the results of pivotal studies with similar study designs and patient populations that supported FDA approval of Alcon’s Acrysof Toric (38.4%) and J&J’s Tecnis Toric (43.6%). Most LAL patients choose minor differences in the refractive correction of each eye, which can result in glasses-free vision across a full range of distances. In our most recent Phase IV commercial study data over 90% of LAL patients who chose to optimize vision with both eyes, achieved 20/25 or better distance vision and were also able to read 5-point font without glasses;

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

Key benefits of RxSight system for doctors

•
Clear value proposition for patients, helping doctors to build their premium cataract practices. Rather than explaining the complicated trade-offs with respect to visual outcomes and predicting refraction before surgery, the surgeon may simply tell patients that their vision will be corrected postoperatively via a painless, in-office process similar to being prescribed glasses. The doctor can also share the LALs clinical results with the patient to provide reassurance that the procedure will deliver desired results;
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
•
Broad application across different patients’ needs. Our IOLs can address a broad range of patient types and needs, while providing a solution that doctors can trust to improve visual outcomes, eliminating the need for extensive preoperative discussions with patients about which IOL may best fit their lifestyle and visual preferences. Moreover, the superior outcomes and patient-centered approach of the RxSight system helps drive patient referrals and grow premium cataract volumes, which generally produce higher practice revenue and profit margin than conventional procedures; and
•
Economic benefits that drive practice growth. A recent economic impact survey by Haffey & Company, of the practices using the RxSight system revealed that LAL procedures were sourced from all other categories of other IOLs. For example, respondents indicated that approximately 40% of their LAL patients would have otherwise selected a conventional monofocal IOL, which is far less profitable for a practice than a LAL procedure. In addition, based on an average of 11 LALs implanted per month at these practices, doctors observed a payback period of approximately six months for the LDD, based on the current list purchase price. Following this payback period, practices continue to reap the financial benefit of converting patients to the RxSight system.

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
•
Increasing the utilization of our LALs by empowering doctors to grow their practices. We work closely with every new customer to conduct a thorough training and onboarding process, providing a high level of service to help the practice succeed with the RxSight system. This support helps the practice confidently recommend the LAL to an increasing number of patients and, in turn, grow their practice. In a recent RxSight customer survey conducted by Haffey & Company, 92% of doctors said they thought our RxSight system delivered the highest quality vision, 97% said they would recommend the LAL to others and 82% said they would select it for their own eyes. In addition to personnel support, we also provide practices with marketing materials, such as patient brochures, literature and digital content for website and social media promotions. We also provide ongoing training related to new technology features and developments, as well as education on the patient benefits of our solution;
•
Strategically expanding our commercial organization and marketing activities. Since launching the RxSight system commercially in late 2019, we have substantially increased the size and scope of our U.S. commercial organization. While we believe our current commercial organization is well built to reach our focused target of high-volume premium cataract surgeons, we will add highly qualified personnel for time to time, with a strategic mix of sales personnel and clinical specialists, to drive higher levels of awareness and penetration in certain regions. We also expect to accelerate marketing initiatives and professional education, including training on best practices and techniques;
•
Investing in RxSight system enhancements and expanding indications. We continue to enhance our RxSight system to improve the patient and doctor experience, meet evolving customer needs and address the widest possible patient population. Since our initial FDA approval in November 2017 through December 31, 2024, we have received approximately 40 supplemental approvals. Recent enhancements include the addition of low diopter powers for the LAL+®, improvements to our manufacturing processes and improvements to the LDD software. We believe these technological advancements help to drive increased adoption of our RxSight system;
•
Scaling our business to achieve cost and production efficiencies. We expect to realize operating leverage through increased scale efficiencies as our commercial operations grow. We have executed a number of design and manufacturing process improvements to streamline both LAL and LDD production, and have developed a more compact LDD, which was approved by the FDA in January 2023 and began shipping in the third quarter of 2023. We are also concurrently executing on our strategy to optimize our diverse supply chain and to develop second sources from less expensive suppliers. We anticipate that the combination of these strategies will drive margin improvement in the future when introduced into production and offered for sale; and
•
Growing our commercial operations in international markets. While our current commercial focus is on the large opportunity within the United States, we believe the RxSight system offers compelling benefits for cataract doctors and patients in select international markets. According to the Market Scope 2024 Premium Report, over 80% of the premium IOL procedures in 2024 were outside the United States. Our RxSight system has regulatory approval in the U.S., Europe, Canada, Mexico and Korea. We may selectively pursue commercial expansion outside the United States, with a priority on markets where we see significant potential growth opportunities. New approvals may also be sought in large cataract markets with more complex regulatory environments such as Asia and Europe.

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

In 2024, we completed a 500-eye prospective, randomized, controlled multi-center Post Approval Study (“PAS”), which was a requirement of our Premarket Approval (“PMA”) approval. As of February 7th, 2025, the PAS was accepted by the FDA and they stated that “we fulfilled our Post Approval Study requirements.” The PAS subjects were randomized in a 2:1 ratio to receive either the LAL or a monofocal IOL. Study subjects were followed for six months. The study compared effectiveness and safety of the LAL and a monofocal IOL. 335 eyes were implanted with the LAL and 165 eyes with a monofocal control IOL. Both safety endpoints were met. Regarding effectiveness, the monocular uncorrected distance visual acuity was 20/25 or better in 82.5% of LAL eyes compared to 50.6% of control eyes. The study found that the odds of achieving manifest refraction cylinder of 0.50 D or less were more than 20 times greater for the LAL group than the control group at six months.

Sales and marketing

Our commercial efforts are designed to create a “razor and razor blade” business model by building a sizable LDD installed base to drive ongoing growth in LAL procedure volumes. LDD sales personnel are responsible for establishing relationships with doctors and securing new customers. New customer contracts typically include sale of the LDD between approximately $130,000 - $145,000, sale of LALs for approximately $1,000 each and an LAL consignment agreement. Once the LDD is installed, our clinical specialists work closely with the practice’s doctors, technicians and staff members to ensure that they are fully trained, proficient LAL providers. Our LAL account managers oversee this process and engage with practices on an ongoing basis to assist with patient awareness and education programs, development of efficient patient flow processes and other initiatives. To achieve broad awareness of the RxSight system among cataract surgeons, we also conduct various marketing programs, including promotions at industry and society conferences, podium presentations, social media, and educational webinars focused on the differentiated benefits of our RxSight system.

Our RxSight system has regulatory approval in the U.S., Europe, Canada, Mexico and Korea. Beyond these, we have begun sales in select foreign jurisdictions where permitted.

Research and development

Our research and development activities are focused on programs that improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and lifecycle management. Since our initial FDA approval in November 2017 through December 31, 2024, we have received approximately 40 supplemental approvals that advance these objectives.

In January 2023, the FDA approved our PMA supplement for our compact LDD with various modifications and it was approved in Canada in September 2024 and in Korea in February 2025. Research and development expenses were $34.4 million, $29.1 million and $26.0 million for the years ended December 31, 2024, 2023 and 2022 respectively.

Manufacturing and supply

We currently manufacture, assemble, test, and ship our LAL and LDD in Aliso Viejo, California at our campus of four facilities which consist of an aggregate of approximately 150,000 total square feet. We have intentionally pursued a vertically integrated manufacturing strategy offering critical advantages, including control over our product quality and rapid product iteration using strong R&D and quality groups. We believe our current manufacturing capacity is sufficient to meet our current expected demand for at least the next 12 months.

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

Intellectual Property, License Agreements and Other Material Agreements

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

As of December 31, 2024, our patent estate is directed to various aspects of our programs and technology, including our LAL and our LDD as well as lens adjustment procedure and other technology. The U.S. and foreign patents issued or pending are estimated to expire from 2025 to 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, and other governmental fees. Further details on certain segments of our patent portfolio, including our owned and exclusively in-licensed issued patents and patent applications, are included below.

•
Our current LAL: Some of the patents directed to our current LAL include, for example, U.S. Pat. No. 10,470,874, which is estimated to expire in 2026, U.S. Pat. No. 10,874,505, which is estimated to expire in 2033, and U.S. Pat. No. 11,266,495, which is estimated to expire in 2039.
•
Our LDD: Some of the patents directed to our LDD include, for example, U.S. Pat. No. 10,864,075, which is estimated to expire in 2038, and U.S. Pat. No. 10,932,864, which is estimated to expire in 2039.
•
Our lens adjustment procedure: Some of the patents directed to our lens adjustment procedure include, for example, U.S. Pat. No. 10,166,731, which is estimated to expire in 2036.
•
Our RxSight system accessories: A patent directed to our RxSight system accessories includes, for example, U.S. Pat. No. 11,083,568, which is estimated to expire in 2037.

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

From a commercial perspective, we believe our primary competitors in the cataract U.S. IOL market are premium IOL providers, including Alcon and Johnson & Johnson. According to Market Scope, the global cataract IOL market is highly concentrated, with these top two players accounting for approximately 75% of the total U.S. premium cataract surgery market and approximately 60% of the global manufacturer market revenue. Our competitors are significantly larger than us with greater financial, marketing, sales and personnel resources, greater brand recognition and longer operating histories. We believe our ability to compete effectively will be dependent on our ability to build the commercial infrastructure necessary to effectively and cost-efficiently drive awareness of the unique value of our RxSight system.

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

The most popular premium IOLs families approved for cataract treatment are toric and multifocal Acrysof and Tecnis IOL models. According to the Market Scope 2024 Premium Report Alcon and Johnson & Johnson are two of the top IOL manufacturers, with an estimated 2024 revenue share of the world-wide premium IOL market of approximately 44%, 24%, and 7% respectively. The Acrysof and Tecnis families of IOLs are available in a monofocal Toric, multifocal Toric and EDOF Toric versions. The PC and Toric versions of these lenses represented over half of all premium multifocal IOLs sold in 2024. The rest of the market is shared between several smaller companies each with under 5% market share. From a technology perspective, we believe the LAL competes with nearly all of the existing IOLs, including conventional, premium astigmatism correcting and premium presbyopia correcting lenses.

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

Employees and human capital

As of December 31, 2024, we had 498 full-time employees. All of our employees are full-time and none of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Facilities

Our corporate headquarters are in Aliso Viejo, California where we lease four facilities housing our headquarters, manufacturing, research and development and administrative offices. The four facility leases are for approximately 150,000 square feet in the aggregate. The leases on our four facilities expire on January 31, 2031, with two options to extend for five years each. We believe that our existing facilities are adequate for our near-term needs but expect to need additional space as we grow. We believe that suitable additional or alternative space would be available in the future as required on commercially reasonable terms.

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

Corporate information

We were incorporated in California on March 5, 1997 as Calhoun Vision, Inc. and changed our name to RxSight, Inc. in October 2016. We reincorporated in Delaware on July 6, 2021. Our principal executive offices are located at 100 Columbia, Aliso Viejo, California 92656. Our telephone number is (949) 521-7830. We maintain a website at www.rxsight.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at www.rxsight.com following our filing of any of these reports with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these and other websites referenced throughout the filing are not incorporated and do not constitute a part of this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

We have used, and intend to continue to use, our investor relations website, press releases, public conference calls, and webcasts to disclose material non-public information and to comply with our disclosure obligations under Regulation FD.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $36.9 million and $50.1 million for the years ended December 31, 2024 and 2023, respectively. As a result of these losses, as of December 31, 2024, we had an accumulated deficit of $622.1 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products.

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

As of December 31, 2024, we had $237.2 million in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as such metric may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

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

Deterioration in the economic conditions globally resulting in instability in global financial markets, including: inflation and rising interest rates and instability in the capital markets.

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

Our success will depend, in part, on the acceptance of our RxSight system as safe, effective and, with respect to doctors, cost-effective. We cannot predict how quickly, if at all, patients, doctors, or payors will accept our RxSight system or, if accepted, how frequently it will be used. Our RxSight system and planned or future products we may develop or market may never gain broad market acceptance for some or all of our targeted indications. Patients and doctors must believe that our products offer benefits over alternative treatment methods. To date, a substantial majority of our product sales and revenue have been derived from current customers that have adopted our RxSight system. Our future growth and profitability largely depend on our ability to increase other doctors’ awareness of our RxSight system and our products and on the willingness of doctors and patients to adopt them. These parties may not adopt our products like our current customers have unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products are safe, effective and, with respect to providers, cost-effective, on a stand-alone basis and relative to competitors’ products. Patients and doctors must believe that our products offer benefits over alternative treatment methods. Even if we are able to raise awareness, doctors tend to be slow in changing their medical treatment practices and may be hesitant to select our products for recommendation to their patients for a variety of reasons, including:

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

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with manufacturers and distributors of premium and conventional IOLs. Our most significant competitors in the IOL field include Alcon and Johnson & Johnson. Many of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. Therefore, they can spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have a single product or a limited range of products. In addition, patients who receive an LAL will be required to wear UV protective glasses until final lock-in which is approximately four to five weeks after surgery. They will also be required to return for an additional two to three clinic visits compared to traditional monofocal cataract surgery. The additional clinic visits are non-surgical but do require the patient’s eyes to be dilated. Due to these additional requirements, market acceptance of the LAL may be impacted. We believe the principal competitive factors in our markets include:

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

We currently maintain our research and development, manufacturing and administrative operations in Aliso Viejo, California, and we do not have redundant facilities. We operate in four separate facilities, designated as a single manufacturing facility, and should any one of these facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, and/or fires (both of which are prevalent in California) or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. A major interruption in the manufacturing operations at this facility would materially impact our ability to operate. Because of the time required to authorize manufacturing in a new facility under federal, state and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity. While we maintain property and business interruption insurance, such insurance has limits and would not cover all damages, including losses caused by earthquakes or losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our research, development and manufacturing activities if our facilities become inoperable, combined with our limited inventory of materials and components and manufactured products, may cause doctors to discontinue using our products or harm our reputation, and we may be unable to re-establish relationships with such doctors in the future. Consequently, a catastrophic event at our current facility or any future facilities could have a material adverse effect on our business, financial condition and results of operations.

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

For example, as previously disclosed, on May 2, 2024, an unauthorized actor targeted the personal cell phone number of an RxSight employee. On May 3, 2024, the unauthorized actor obtained unauthorized access to the employee’s cloud-based work account and to e-mails and files that were accessible from that account. We discovered the incident on the same day, May 3, 2024, promptly disabled the employee’s account, initiated response and investigation procedures, contacted our insurance provider, and retained external cybersecurity experts to assist in our response and investigation. While the unauthorized actor accessed and acquired copies of e-mail messages and other materials that were accessible from the employee’s cloud-based work account, our information systems were never interrupted and remained operational during this unauthorized access, and we have not observed any aspect of this incident that has had a material impact on our operations, financial systems, or financial condition. However, there can be no assurance as to whether the incident will have a future material impact on our operations, financial systems, or financial condition and we remain subject to various risks due to the incident.

We maintain information security tools and technologies, staff, policies and procedures for managing risk to our networks and information systems, and conduct employee training on cybersecurity designed to mitigate persistent and continuously evolving cybersecurity threats. Our network security controls are comprised of administrative, physical and technical controls, which include, but are not limited to, the implementation of firewalls, anti-virus protection, patches, log monitors, routine backups, off-site storage, network audits and other routine updates and modifications. We also routinely monitor and develop our internal information technology systems to address risks to our information systems. Any system failure, accident or security breach or incident could result in disruptions to our business processes, network degradation, and system down time, along with the potential that a third-party will gain unauthorized access to, acquire, or otherwise use, modify, or process intellectual property, proprietary business information, and data related to our employees, customers, suppliers, and business partners, including personal data, in an unauthorized manner. Any disruption, degradation, or other security breach, incident, or other event that results in loss or unavailability of or damage to our data or systems, system downtime or other disruptions, or in inappropriate disclosure or other processing of confidential or personal data, could adversely impact us and our customers, potentially resulting in, among other things, financial losses, loss of customers or business, our inability to transact business, adverse impact on our reputation, actual or alleged violations of applicable privacy, data protection, security and other laws, regulatory fines, penalties, litigation, reputational damage, reimbursement, or additional compliance and regulatory costs. We may also incur additional costs related to cybersecurity risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or security breaches or incidents in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events. No assurances can be given that our efforts to reduce the risks of, or to detect, such attacks, breaches or incidents that occur will be successful and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) of approximately $345.2 million, some of which will begin to expire in various years ranging from 2025 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs, is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act.

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

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, this could arise if the research resulting in certain of our owned or in-licensed patent rights and technology was funded in part by the United States government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to United States industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. The United States government has released a draft framework that may be used by an agency when deciding to exercise its march-in rights for public comments, and as such, the framework for deciding when march-in rights are exercised may change. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications, copyrights, or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, copyrights, trademarks and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents, copyrights, or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use product names. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. We may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our owned or in-licensed patent portfolio may therefore have no deterrent effect. We may in the future become party to adversarial proceedings or litigation where our competitors or other third parties may assert claims against us, alleging that our products or services infringe, misappropriate or otherwise violate their intellectual property rights, including patents and trade secrets. The defense of these matters can be time consuming, costly, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third party’s patent or trademark or of misappropriating a third party’s trade secret, or any indemnification granted by such vendors may not be sufficient to address any liability and costs we incur as a result of such claims. Additionally, we may be obligated to indemnify our customers or business partners in connection with litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources.

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

Since June 1, 2023, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). This is a significant change in European patent practice. As the UPC is a new court system, precedent is developing for the court, increasing the uncertainty of any litigation.

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

Certain provisions of the ACA have been subject to judicial and Congressional challenges. For example, various portions of the ACA have been the subject of legal and constitutional challenges, including legal proceedings in the Fifth Circuit Court of Appeals. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the new Trump administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies where the law is ambiguous. This landmark Supreme Court decision may invite more stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the new Trump administration may lead to new policies and changes in the regulations that can increase our compliance costs. Any change in the laws or regulations that govern the clearance and approval processes relating to our current, planned and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy, data protection or security laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws, regulations or rules concerning personal information and data security and have prioritized privacy and security violations for enforcement actions. Additionally, in the United States, California adopted the CCPA in January 2020, which requires certain companies that process information of California consumers to, among other things, provide certain disclosures to California consumers and afford such consumers abilities to exercise certain rights with respect to their personal information and opt out of certain sales of personal information, in addition to severely limiting our ability to use their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the unauthorized access and exfiltration, theft, or disclosure of personal information. Furthermore, in November 2020, California voters passed the CPRA, which became effective January 1, 2023. The CPRA imposes additional obligations on covered companies and significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. Other states have proposed or enacted privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. It remains unclear how various provisions of the CCPA and these other new and evolving state laws will be interpreted and enforced. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach (and, in some cases, to regulators). The effects of the CCPA, CPRA and other laws relating to privacy, data protection and cybersecurity are potentially significant, and may require us to modify our practices and policies and to incur substantial costs and expenses in an effort to comply.

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

The GDPR provides that EU member states may make their own laws and regulations limiting the (i) processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and (ii) profiling and automated individual decision-making of individuals, which could limit our ability to use and share personal data or other data and could cause our costs to increase, harming our business and financial condition. Non-compliance with the GDPR is subject to significant penalties, including fines of up to €20 million or 4% of total worldwide revenue, whichever is greater. Interpretations of the GDPR by local data protection authorities in EU member states, along with the complexity of the regime itself, create uncertainty regarding the interpretation and enforcement of the law, with potential inconsistencies across EU member states. Other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations relating to privacy, data protection or security, which enhances risks relating to compliance with such laws. Further, the United Kingdom has adopted the UK General Data Protection Regulation and UK Data Protection Act, which retain the GDPR in the United Kingdom’s national law and provide for a penalty structure similar to the GDPR. These developments have required us to review and modify the legal means by which we process personal data and may require us to make other modifications. The implementation and enforcement of the GDPR and other evolving legislation may subject us to enforcement risk and requirements to change certain of our data collection, data processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected.

Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the European Economic Area (“EEA”), Switzerland, and the United Kingdom. We rely on transfer mechanisms permitted under these laws, including EU Standard Contractual Clauses (“SCCs”). Such mechanisms have received heightened regulatory and judicial scrutiny in recent years. The Court of Justice of the European Union (“CJEU”) issued a decision in 2020 invalidating a transfer of personal data from the EEA and Switzerland to the U.S. and imposing additional obligations on companies using the SCCs. The European Commission has adopted new SCCs and the United Kingdom has adopted its own new standard contractual clauses. In June 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring contractual or other additional measures. The European Commission’s adequacy decision must be renewed in 2025 and is subject to revocation at any point. Any nonrenewal or revocation of, or modifications to, this adequacy decision could lead to additional costs and increase our overall risk exposure. These developments and other regulatory guidance or developments may impose additional obligations with respect to the transfer of personal data from the EEA, Switzerland, and the United Kingdom, all of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA, Switzerland, and the United Kingdom to the U.S. Any of these events, if occurring, could adversely affect the manner in which we provide our services and thus materially affect our operations and financial results.

Because the interpretation and application of laws, regulations, standards and other obligations relating to privacy, data protection and security are still uncertain, it is possible that these laws, regulations, standards and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our practices and policies. Any noncompliance, or perceived noncompliance, with laws, regulations, standards and other obligations or changes in interpretations or applications of existing laws, regulations, standards and other obligations, may subject us to fines, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, lawsuits, loss of export privileges, severe criminal or civil sanction or other penalties. Additionally, although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide notices and representations about privacy, data protection or security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our privacy, data protection or security practices, even if unfounded, could damage the reputation of our businesses and discourage potential users from our products and services. Any of the foregoing could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products and to provide raw materials, primarily chemicals for our LAL. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18-24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates. Additionally, we identify and qualify new suppliers to mitigate risk due to single and sole source suppliers and to alleviate supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through February 1, 2025, our common stock has traded at a low of $8.80 and a high of $66.54 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in “Part I, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

•
announcement of our results of operations and updates regarding our business, including financial and operational guidance;
•
research published by securities or industry analysts about our business and prospects;
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
•
sales of our common stock by us, our insiders or our other stockholders; and
•
general economic, industry and market conditions, including global and national events, such as the conflicts in Eastern Europe and the Middle East, and general economic downturns.

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

As of December 31, 2024, we had 40,428,220 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

We have filed registration statements on Form S-8 under the Securities Act registering the offer and sale of up to an aggregate of 10,660,797 shares of common stock pursuant to our Equity Plans (as defined in Note 2, “Summary of Accounting Policies – Stock-Based Compensation” in our notes to consolidated financial statements in this Annual Report on Form 10-K) and an aggregate of 757,694 shares of common stock pursuant to our 2021 ESPP. Our 2021 Plan and 2021 ESPP each contain an evergreen provision that may increase the number of shares available for issuance pursuant to such plans on the first day of each fiscal year. See Note 8 – Stock-Based Compensation Expense in the Notes to the consolidated financial statements included in this report.

Further, immediately following the filing of this Form 10-K, we will file a registration statement on Form S-8 under the Securities Act to register the issuance of 1,617,128 shares of common stock subject to options or other equity awards reserved for future issuance under the 2021 Plan. The number of shares to be registered represents the annual evergreen increase calculated as 4% of the outstanding shares of our common stock on the last day of fiscal year 2024 under our 2021 Plan.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm will have to attest to the effectiveness of our internal control over financial reporting under Section 404(b). We have implemented improved processes for documenting and evaluating our system of internal controls required under Section 404(b) however, the rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant judgment, documentation, testing and possible remediation to meet the detailed standards. During the course of documenting, evaluating and testing our internal control over financial reporting, our management may identify significant deficiencies or material weaknesses which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act.

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

Factors such as geopolitical events (including the conflicts in Eastern Europe and the Middle East), inflationary pressures, public health crises, and U.S. election cycles have caused extreme volatility and disruptions in the capital and credit markets in recent years. Uncertainty or unfavorable global economic conditions could result in a variety of impacts to our business, including weakening demand for our products, and adversely impacting our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Further, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

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

As part of our overall risk management system, IT management monitors and tests our safeguards and trains our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies and risks through communication and training.

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

Item 2. Properties.

We currently lease four facilities which includes our headquarters, manufacturing, research and development and administrative offices in Aliso Viejo, California. The facility leases are for approximately 150,000 square feet in the aggregate. The current leases on our four facilities expire on January 31, 2031, with two options to extend for five years each. We believe that our facilities are adequate to meet our current needs.

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

Stockholders

As of February 14, 2025, there were approximately 110 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered sales of equity securities

None.

Issuer purchases of equity securities

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the performance of our common stock for the periods indicated with the performance of the S&P Healthcare and Supplies Index, the Russell 2000 Index, and the NASDAQ Composite Index from July 30, 2021 to December 31, 2024. This graph assumes an investment of $100 on July 30, 2021 in each of our common stock, the NASDAQ Composite Index, and the S & P Healthcare Equipment and Supplies Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

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

Overview

We are a commercial-stage medical technology company dedicated to providing high quality customized vision to patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens™ (“LAL™” and “LAL+®”, collectively the “LAL”), RxSight Light Delivery Device (“LDD™”), and accessories. Our LAL's are premium intraocular lens (“IOL”) made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet (“UV”) light generated by our LDD.

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

We compete primarily in the IOL market in the U.S. The LAL is a premium IOL which is partially reimbursable under Medicare, and in some cases by private payors. Premium IOLs are sold at a higher price point than conventional IOLs, as they provide refractive correction of vision unlike a conventional IOL that only replaces the natural lens with a clear lens (which is the standard for Medicare reimbursement). Our RxSight system has regulatory approval in the U.S., Europe, Canada, Mexico and Korea. We may selectively pursue commercial expansion in these or other geographies that accept these approvals in the future, with a priority on markets where we see significant potential opportunities. New approvals may also be sought in large foreign cataract markets with more complex regulatory processes such as Asia and Europe.

We are a Delaware corporation headquartered in Aliso Viejo, California with one wholly owned subsidiary located in Amsterdam, Netherlands. The wholly owned subsidiary has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany.

Our commercial efforts began in late 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our United States commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 3,500 to 4,000 U.S. cataract surgeons that perform approximately 60% of all premium IOL procedures. As of December 31, 2024, we had established an installed base of 971 LDDs in ophthalmology practices and, since our inception though December 31, 2024, surgeons have implanted over 195,000 LALs.

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

Key business metrics

We regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the number of LDDs installed and, LALs implanted are indicators of our ability to drive adoption and generate revenue. We believe these are important metrics for our business. We may not yet be able to accurately assess seasonality and other trends, and we will continue to evaluate our business in the future using these and other financial metrics as we observe trends in our business. Our quarterly and annual financial results may fluctuate as a result of a variety of factors many of which are outside our control. For example, it is not uncommon in our industry to experience seasonally weaker sales during the summer months and end-of-year holiday season. We may be affected by other seasonal trends in the future, including severe weather (which can impact the number of elective procedures performed), particularly as our business matures. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.

We believe the number of LDDs sold in each quarter and our LDD installed base at the end of each period are important metrics as they represent an installed base into which we can sell our LALs. We also believe the number of LALs sold (reported as implanted in a patient) in each quarter is an important metric indicative of adoption and utilization of our RxSight system.

	2024				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
LDDs Sold	66	78	78	83	56	67	66	77
Installed Base at End of Period	732	810	888	971	456	523	589	666

	2024				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
LALs Sold	20,218	24,214	24,554	29,069	10,523	12,622	13,657	18,071

During 2024, we had increased LDD sales of 39 and increased LAL sales of 43,182 when compared to 2023 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

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

For the years ended December 31, 2024 and 2023, revenue from contracts with customers consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023

LDD (including training)	$39,704	$32,091
LAL	96,497	54,092
Service warranty, service contracts, and accessories	3,726	2,894
	$139,927	$89,077

For the year ended December 31, 2024 and 2023 we did not have any one customer who individually accounted for more than 10% of revenue.

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

Our LDD, as is typical of many medical device capital equipment products, has a lower gross margin than the IOL, as the material cost of the LDD is significant, representing approximately 50% of the total cost to manufacture. In addition, the list price for and average selling price of our LDD are priced reasonably because LDDs, once sold, generate LAL procedures. Our LAL gross margin is higher, with low material cost but high fixed overhead costs. As our manufacturing volume of the LAL increases and the percentage of revenue from the LAL increases as a percentage of sales, we expect gross margin may continue to improve.

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

Loss on extinguishment of term loan

Loss on extinguishment of term loan consist of the loss from extinguishment of term loans due to repayment to Oxford Finance, LLC (“Oxford”). For more information regarding our prior term debt arrangement with Oxford, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Liquidity and Capital Resources – Refinancing and Payoff of Oxford Debt” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024 (the “2023 Form 10-K”), which is incorporated herein by reference.

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

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the dollar increase or decrease and percentage change in those items:

	Twelve Months Ended December 31,		Change
(in thousands, except percentages)	2024	2023	($)	(%)
Sales	$139,927	$89,077	$50,850	57.1%
Cost of sales	40,984	35,312	5,672	16.1
Gross profit	$98,943	$53,765	$45,178	84.0%
Operating expenses:
Selling, general and administrative	101,434	74,799	26,635	35.6
Research and development	34,367	29,051	5,316	18.3
Total operating expenses	135,801	103,850	31,951	30.8
Loss from operations	$(36,858)	$(50,085)	$13,227	(26.4)%
Other income (expense), net:
Interest expense	(21)	(3,308)	3,287	(99.4)
Interest and other income	9,474	6,574	2,900	44.1
Loss on extinguishment of term loan	—	(1,769)	1,769	—
Total other income (expense), net:	9,453	1,497	7,956	531.4%
Loss before income taxes	(27,405)	(48,588)	21,183	(43.6)
Income tax expense	50	20	30	151.6
Net loss	$(27,455)	$(48,608)	$21,153	(43.5)%
Other comprehensive income (loss)
Unrealized gain on short-term investments	180	83	97	117.0
Foreign currency translation (loss) gain	(9)	7	(16)	(229.7)
Total other comprehensive income (loss)	171	90	81	90.0
Comprehensive loss	$(27,284)	$(48,518)	$21,234	(43.8)%

Sales

Sales increased by $50.8 million, or 57.1%, to $139.9 million for the year ended December 31, 2024 from $89.1 million for the year ended December 31, 2023. The increase was due to incremental sales of 43,182 LALs primarily due to continued penetration in existing customers, an increased LDD installed base of 305 and incremental sales of 39 LDDs from strong adoption of our RxSight technology by practices and doctors.

Cost of sales

Cost of sales increased by $5.7 million, or 16.1%, to $41.0 million for the year ended December 31, 2024 from $35.3 million for the year ended December 31, 2023, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 70.7% in the year ended December 31, 2024 from 60.4% in 2023 primarily due to improved operating leverage, favorable product mix from a greater percentage of revenue from LAL sales and increased margins on our LDD due to lower material costs from the introduction of our compact LDD during the third quarter of 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $26.6 million, or 35.6%, to $101.4 million for the year ended December 31, 2024, from $74.8 million for the year ended December 31, 2023. This increase was primarily attributable to an increase in selling and marketing personnel costs of $19.4 million due mainly to additional headcount of 44, increased sales commissions, incentive bonuses and employee benefits of $9.4 million, $3.2 million of increased stock-based compensation expense, $3.7 million in additional marketing study costs, and new customer acquisition costs, in each case when compared to the year ended December 31, 2023. General and administrative expenses increased by $7.2 million due to increased personnel expenses of $2.6 million, and increased stock-based compensation of $2.8 million and as well as $1.6 million of increased sales tax, outside services, software licenses and bank fees due to an increase in our general administration infrastructure to support an increased installed base and revenues.

Research and development expenses

Research and development expenses increased by $5.3 million to $34.4 million for the year ended December 31, 2024 from $29.1 million for the year ended December 31, 2023, an increase of 18.3%. This increase was primarily attributable to $2.9 million in increased facility costs due to increased research and development infrastructure, $2.2 million in increased personnel costs which includes stock-based compensation and $0.4 million in increased clinical study costs.

Other income (expense), net

Other income (expense), net increased by $8.0 million to income of $9.5 million for the year ended December 31, 2024 from income of $1.5 million for the year ended December 31, 2023. This change was primarily due to increased interest income of $2.9 million primarily from higher short-term investment balances and decreased interest expense of $3.3 million on the Oxford term loan and a decrease of $1.8 million loss from extinguishment of term loan due to the repayment of the Oxford debt.

Comparison of the years ended December 31, 2023 and 2022

A discussion of changes in our results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “MD&A – Results of Operations – Comparison of the years ended December 31, 2023 and 2022” in Part II, Item 7 of the 2023 Form 10-K, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will continue to incur losses in the near future.

As of December 31, 2024, we had cash and cash equivalents of $16.7 million, short-term investments of $220.5 million, and accumulated deficit of $622.1 million. For the years ended December 31, 2024 and 2023, our net losses from operations were $36.9 and $50.1 million, respectively. We generated sales of $139.9 million and had a net loss of $27.5 million for the year ended December 31, 2024, compared to sales of $89.1 million and net loss of $48.6 million for the year ended December 31, 2023.

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

April 2024 lease activity

On April 18, 2024, we entered into a new lease, and amendments to two existing leases, for three of our four facilities comprising our headquarters, manufacturing, research and development and administrative offices in Aliso Viejo, California. We entered into the new lease and amended two existing leases to extend the rental terms and options, ensure continued long-term access to our facilities, acquire additional square footage to expand manufacturing, and align the lease end dates for each of our four facilities. See Note 11 – Leases in the Notes to the consolidated financial statements included in this report.

Our four facility operating leases are our only material contractual obligations. For an additional description of these contractual obligations and commitments, see Note 11 – Leases in the Notes to the consolidated financial statements included in this annual report.

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

As of December 31, 2024, we had cash and cash equivalents of $16.7 million, short-term investments of $220.5 million, and an accumulated deficit of $622.1 million. We believe that our current cash, cash equivalents and short-term investments through the date of filing of this report will be sufficient to fund our operations for at least the next 12 months. Although, based on our current planned operations, we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may be required to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities or by entering into partnerships or a combination of one or more of these funding sources in order to meet our liquidity requirements. We may also opportunistically raise capital under advantageous circumstances from time to time, such as the Public Offering, in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. If we determine that we need to raise additional funds, which may not be available to us when needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected, including potentially requiring us to delay, limit, reduce or terminate certain of our product discovery and development activities or future commercialization efforts. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

See Part I, Item 1A (Risk Factors) of this report for additional risks associated with our substantial capital requirements.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(16,946)	$(41,593)
Investing activities	(99,311)	(22,129)
Financing activities	123,319	61,524
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(9)	6
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,053	$(2,192)

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $17.0 million consisting primarily of a net loss of $27.5 million, a change in operating assets and liabilities of $9.2 million, partially offset by non-cash stock-based compensation of $24.6 million, and depreciation and amortization of $3.6 million.

Net cash used in operating activities for the year ended December 31, 2023 was $41.6 million consisting primarily of a net loss of $48.6 million, a change in operating assets and liabilities of $9.1 million, partially offset by non-cash stock-based compensation of $15.7 million, and depreciation and amortization of $4.1 million.

Cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2024 was $99.3 million, consisting of net purchases of short-term investments of $93.9 million and purchases of property and equipment of $5.4 million.

Net cash used in investing activities for the year ended December 31, 2023 was $22.1 million, consisting of net purchases of short-term investments of $17.3 million and purchases of property and equipment of $4.8 million.

Cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2024 was $123.3 million, consisting primarily of proceeds from issuances of common stock from our public offering of $108.1. million, and proceeds from issuance of common stock pursuant to equity compensation programs of $20.8 million, partially offset by tax payments for employee stock compensation of $4.8 million.

Net cash provided by financing activities for the year ended December 31, 2023 was $61.5 million, consisting primarily of proceeds from issuances of common stock from our public offering of $54.1 million, proceeds from issuance of common stock for at-the-market offerings of $42.4 million and proceeds from issuance of common stock of $9.5 million pursuant to equity compensation programs, partially offset by a net paydown of the June 2023 LSA Oxford term debt of $40.0 million.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which may affect our future financial statement presentation, financial condition, results of operations and cash flows.

We believe that the accounting policies we use are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. Our significant accounting policies are described in more detail in the “Summary of Accounting Polices” in Note 2 in the Notes to Consolidated Financial Statements included in Part II – Item 8 in this report. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that of all our significant accounting policies, the following accounting policies we have identified as critical involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, the policies below are what we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition

Our revenue is generated from the sale of LALs used in cataract surgery along with a specifically designed machine for delivering light to the eye, the LDD, to adjust the lens post-surgery. Revenue is recognized from sales of products in the U.S. Canada, Europe and Asia to ambulatory surgery centers, hospitals, and physician private practices.

We recognize LDD revenue primarily at the point in time at installation and customer acceptance of the LDD is satisfied. LALs are generally held at customer sites on consignment. In limited instances distributors may purchase small quantities of our products primarily to support clinical studies outside the U.S. Revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient or when title transfers to the distributor in a limited number. The timing of revenue recognition for LDD transactions and LAL transactions requires management judgment. Revenue recognition is reasonably likely to have a material impact on our financial condition and results of operations.

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

Uncertain macroeconomic conditions including recent inflationary pressures and the rise in interest rates have created significant uncertainty in the U.S. economy and capital markets, which is expected to continue through 2025 and beyond and could negatively impact our financial results and liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk is the potential loss arising from the adverse changes in market rates and prices.

Interest Fluctuation Rate Risk

We had cash and cash equivalents and short-term investments of $237.2 million as of December 31, 2024, which consisted of $220.5 million in highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2024 and December 31, 2023. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the years ended December 31, 2024 or December 31, 2023.

Foreign Currency Exchange Risk

As of December 31, 2024, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RxSight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RxSight, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition for LDD Capital Asset Sales
Description of the Matter

As discussed in Note 2 of the consolidated financial statements, the Company derives revenue from the sale of Light Delivery Devices (LDDTM) and Light Adjustable Lenses. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices. The Company recognizes LDD revenue as performance obligations are satisfied primarily at the point in time when the installation and customer acceptance of the LDD occurs. Additional audit effort was required to evaluate the timing of revenue recognition for LDD transactions and whether the performance obligation related to the installation and customer acceptance of the LDD was satisfied.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process. For example, we tested controls over management’s review of the contract and evidence of installation and customer acceptance.

To test the timing of revenue recognized from the sale of LDD assets during the year, our audit procedures, among others, included inspecting contracts, as well as documentation for a sample of transactions to evidence LDD installation and customer acceptance.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2015.

Irvine, California

February 25, 2025

RxSIGHT, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$16,706	$9,692
Short-term investments	220,517	117,490
Accounts receivable	30,050	20,281
Inventories, net	22,009	17,421
Prepaid and other current assets	4,541	3,523
Total current assets	293,823	168,407
Property and equipment, net	12,413	10,841
Operating leases right-of-use assets	11,217	2,444
Restricted cash	750	711
Other assets	360	147
Total assets	$318,563	$182,550
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,544	$3,863
Accrued expenses and other current liabilities	20,358	15,239
Lease liabilities	974	1,801
Total current liabilities	25,876	20,903
Long-term lease liabilities	11,322	1,211
Other long-term liabilities	127	74
Total liabilities	37,325	22,188
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 40,428,220 shares issued and outstanding as of December 31, 2024 and 36,139,513 shares issued and outstanding as of December 31, 2023	40	36
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	903,127	754,971
Accumulated other comprehensive loss	166	(5)
Accumulated deficit	(622,095)	(594,640)
Total stockholders' equity	281,238	160,362
Total liabilities and stockholders' equity	$318,563	$182,550

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022

Sales	$139,927	$89,077	$49,005
Cost of sales	40,984	35,312	27,677
Gross profit	98,943	53,765	21,328
Operating expenses:
Selling, general and administrative	101,434	74,799	58,665
Research and development	34,367	29,051	25,981
Total operating expenses	135,801	103,850	84,646
Loss from operations	(36,858)	(50,085)	(63,318)
Other income (expense), net:
Interest expense	(21)	(3,308)	(4,946)
Interest and other income	9,474	6,574	1,517
Loss on extinguishment of term loan	—	(1,769)	—
Loss before income taxes	(27,405)	(48,588)	(66,747)
Income tax expense	50	20	9
Net loss	$(27,455)	$(48,608)	$(66,756)
Other comprehensive (loss) income
Unrealized gain (loss) on short-term investments	180	83	(66)
Foreign currency translation (loss) gain	(9)	7	(9)
Total other comprehensive income (loss)	171	90	(75)

Comprehensive loss	$(27,284)	$(48,518)	$(66,831)

Net loss per share:
Basic and diluted	$(0.71)	$(1.41)	$(2.41)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic and diluted	38,867,726	34,455,111	27,661,982

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive (loss) income	deficit	equity
Balance at December 31, 2021	27,366,746	$27	$617,511	$(20)	$(479,276)	$138,242
Shares issued for the exercise of stock options and vesting of restricted stock units	382,506	1	840	—	—	841
Shares redeemed for employee tax withholdings	(49,456)	—	(643)	—	—	(643)
Stock-based compensation expense	—	—	11,397	—	—	11,397
Shares issued for the employee stock purchase plan	92,718	—	937	—	—	937
Issuance of common stock for at-the-market offerings, net of issuance costs	475,875	—	5,959	—	—	5,959
Other comprehensive loss	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	(66,756)	(66,756)
Balance at December 31, 2022	28,268,389	$28	$636,001	$(95)	$(546,032)	$89,902
Shares issued for the exercise of stock options and vesting of restricted stock units	1,103,974	1	8,351	—	—	8,352
Shares redeemed for employee tax withholdings	(62,068)	—	(1,423)	—	—	(1,423)
Stock-based compensation expense	—	—	15,746	—	—	15,746
Shares issued for the employee stock purchase plan	87,129	—	1,121	—	—	1,121
Issuance of common stock for public offering, net of underwriting discounts, commissions and offering costs	4,600,000	5	53,595	—	—	53,600
Issuance of common stock for at-the-market offerings, net of issuance costs	2,142,089	2	41,580	—	—	41,582
Other comprehensive income	—	—	—	90	—	90
Net loss	—	—	—	—	(48,608)	(48,608)
Balance at December 31, 2023	36,139,513	$36	$754,971	$(5)	$(594,640)	$160,362
Shares issued for the exercise of stock options and vesting of restricted stock units	2,262,698	2	19,243	—	—	19,245
Shares redeemed for employee tax withholdings	(85,814)	—	(4,768)	—	—	(4,768)
Stock-based compensation expense	—	—	24,635	—	—	24,635
Shares issued for the employee stock purchase plan	58,252	—	1,571	—	—	1,571
Issuance of common stock for public offering, net of underwriting discounts, commissions and offering costs	2,053,571	2	107,475		—	107,477
Other comprehensive income	—	—	—	171	—	171
Net loss	—	—	—	—	(27,455)	(27,455)
Balance at December 31, 2024	40,428,220	$40	$903,127	$166	$(622,095)	$281,238

The accompanying notes are an integral part of these consolidated financial statements.

RxSIGHT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net loss	$(27,455)	$(48,608)	$(66,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,575	4,078	3,884
Provision for bad debts	34	—	—
Amortization of right-of-use lease assets	49	165	138
Amortization of debt issuance costs and premium	—	287	552
Loss on extinguishment of debt	—	1,769	—
Amortization of discount on short-term investments	(8,977)	(6,122)	(1,405)
Stock-based compensation	24,635	15,746	11,397
Provision for excess and obsolete inventory	404	164	752
Change in operating assets and liabilities:
Accounts receivable	(9,803)	(9,325)	(6,094)
Inventories	(4,993)	(2,749)	(7,555)
Prepaid and other assets	(1,230)	(562)	789
Accounts payable	946	1,250	635
Accrued expenses and other liabilities	5,869	2,314	4,813
Net cash used in operating activities	(16,946)	(41,593)	(58,850)
Investing Activities:
Purchase of property and equipment	(5,440)	(4,814)	(2,393)
Maturity of short-term investments	243,000	255,000	255,000
Purchases of short-term investments	(336,871)	(272,315)	(212,657)
Net cash (used in) provided by investing activities	(99,311)	(22,129)	39,950
Financing Activities:
Proceeds from term loan	—	20,000	—
Repayment of term loan	—	(60,000)	—
Proceeds from issuance of common stock from public offering	108,100	54,050	—
Proceeds from issuance of common stock from at-the-market offerings	—	42,434	6,050
Proceeds from issuance of common stock	20,816	9,473	1,778
Payments for employee taxes related to stock compensation	(4,768)	(1,423)	(643)
Principal payments on finance lease liabilities	(61)	(153)	(121)
Payments of deferred offering costs	(768)	(622)	(587)
Payments of debt issuance costs	—	(2,235)	(145)
Net cash provided by financing activities	123,319	61,524	6,332
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(9)	6	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,053	(2,192)	(12,577)
Cash, cash equivalents and restricted cash - beginning of period	10,403	12,595	25,172
Cash, cash equivalents and restricted cash - end of period	$17,456	$10,403	$12,595
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	2,154	2,216	2,187
Cash paid for income taxes	24	8	3
Cash paid for interest on financing leases	21	12	18
Cash paid for interest on term loan	—	3,464	4,239
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	10,016	46	1,090
Finance lease	19	102	311
Lease obligations recorded for right-of-use assets:
Operating lease	10,016	46	1,090
Finance lease	19	102	311
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	545	282	299
Deferred offering and financing costs included in accounts payable and accrued liabilities	—	145	133
Reclassification of deferred financing costs	768	1,390	90

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

The Company’s products, which include the light adjustable lens (“LAL™”) and a specially designed machine for delivering light to the eye, the Light Delivery Device (“LDD™”), are approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) primarily for sale in the U.S. and have regulatory approval in the U.S., Europe, Canada, Mexico and Korea. The Company began marketing its products in 2019. The LAL is a premium intraocular lens (“IOL”) which is partially reimbursable under Medicare. The Company competes with other IOLs in the premium market.

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

Operating Segments

The Company determined that it operates and manages its business (including its non-U.S. subsidiaries) in one reportable segment: the research and development, manufacture and sale of light adjustable lenses and related capital equipment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s chief operating decision-maker (“CODM”), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance. Asset information provided to the CODM is consistent with those reported on the Consolidated Balance Sheets and are primarily attributable to the United States. The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net loss. The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total consolidated net loss in the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022

Sales	$139,927	$89,077	$49,005
Cost of sales	40,984	35,312	27,677
Gross profit	98,943	53,765	21,328
Operating expenses:
Commercial	72,818	53,428	40,953
General and administrative	28,616	21,371	17,712
Research and development	27,340	21,502	19,428
Clinical and regulatory	7,027	7,549	6,553
Total operating expenses	135,801	103,850	84,646
Loss from operations	(36,858)	(50,085)	(63,318)
Other income (expense), net:
Interest expense	(21)	(3,308)	(4,946)
Interest and other income	9,474	6,574	1,517
Loss on extinguishment of term loan	—	(1,769)	—
Loss before income taxes	(27,405)	(48,588)	(66,747)
Income tax expense	50	20	9
Net loss	$(27,455)	$(48,608)	$(66,756)

Liquidity

Public Offerings

On May 8, 2024, the Company entered into an underwriting agreement with BofA Securities, Inc., in which the Company agreed to issue and sell 1,785,714 shares of the Company's common stock in a public offering, pursuant to the 2024 Shelf Registration Statement (as defined below). The shares of common stock were sold at a price to the public of $56.00 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 267,857 shares of common stock on the same terms and conditions. The underwriters' option was exercised in full on May 10, 2024 and the public offering (inclusive of the underwriters' option shares) closed on May 13, 2024. The Company received net proceeds of $107.5 million from the public offering, after deducting underwriters' discounts and commissions of $6.9 million and other offering expenses of $0.6 million.

On February 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc., in which the Company agreed to issue and sell 4,000,000 shares of the Company's common stock in a public offering, pursuant to the 2022 Shelf Registration Statement (as defined below). The shares of common stock were sold at a price to the public of $12.50 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 600,000 shares of common stock on the same terms and conditions. The underwriters' option was exercised in full on February 10, 2023 and closed on February 14, 2023. The Company received net proceeds of approximately $53.6 million from the public offering, after deducting underwriters' discounts and commissions of $3.5 million and offering expenses of $0.5 million.

2024 Shelf Registration Statement

On May 8, 2024, the Company filed with the U.S. Securities and Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3 (the “2024 Shelf Registration Statement”), which became effective upon filing. The 2024 Shelf Registration Statement is effective for three years and permits the Company to sell, from time to time, an unspecified number of common stock, preferred stock, debt securities, warrants, and/or units.

2022 Shelf Registration Statement

On August 8, 2022, the Company filed with the SEC a $200.0 million shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective on August 12, 2022. The 2022 Shelf Registration Statement is effective for three years and permits the Company to sell, from time to time, up to $200.0 million in aggregate value of common stock, preferred stock, debt securities, warrants, and/or units. At the time of filing the 2022 Shelf Registration Statement, the Company also filed a prospectus supplement to sell up to an aggregate value of $50.0 million dollars of common stock through an “at-the-market” (“ATM”) offering.

Through the ATM offering, a total of 2,617,964 shares of the Company's common stock, for total net proceeds of $47.5 million, were issued and sold, which completed the entire $50.0 million authorized under the ATM offering.

As of December 31, 2024 and 2023 the Company has cash, cash equivalents and short-term investments of $237.2 million and $127.2 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the years ended December 31, 2024, 2023 and 2022, the Company incurred losses from operations of $36.9 million, $50.1 million and $63.3 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the near future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of December 31, 2024 and meet its future capital funding needs, as needed, through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

The Company’s consolidated financial statements as of and for the year ended December 31, 2024, 2023 and 2022, reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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
•
the type of investments made.

The Company had unrealized gains of $190,000 and $10,000, respectively related to short-term investments as of December 31, 2024 and 2023, respectively.

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. The Company did not record an allowance for credit losses for these investments as of December 31, 2024, 2023 and 2022, respectively. For additional information see Note 3 – Short-Term Investments.

Restricted Cash

Restricted cash consists of cash held as security for corporate credit cards at the Company’s bank. Restricted cash increased $39,000 during the year ended December 31, 2024 to $750,000 as required for these operating activities.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount reported in the Consolidated Statement of Cash Flows for the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	2023

Cash and cash equivalents	$16,706	$9,692
Restricted cash	750	711
Cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$17,456	$10,403

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

Accounts Receivable

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are presented net of allowances for credit losses. The Company has a diverse customer base and as of December 31, 2024 and 2023, the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. The allowance for credit losses is calculated quarterly and is developed using an aging of receivables where receivables are segregated into various categories based upon due date, and a historical loss percentage is applied to each category that is adjusted for current receivable composition, counterparty and specific risk and prevailing economic condition and supportable forecasted economic conditions. If a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and has yet to experience a write-off of a receivable or uncollected receivable. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of December 31, 2024, 2023 and 2022, respectively. The Company does not generally require collateral or other security on receivables.

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

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and operating lease liabilities. Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities at December 31, 2024 and 2023 approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of such date.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	5,437,829	6,860,328	1,926,226
Restricted stock units issued under the 2021 Equity Incentive Plan	633,228	685,029	543,538
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	97,958	98,189	48,594

Revenue Recognition

The Company’s revenue is generated from the sale of LALs used in cataract surgery along with a specifically designed machine for delivering light to the eye, the LDD, to adjust the lens post-surgery, as needed. Revenue is recognized from sales of products in the U.S., Canada Europe and Asia. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices.

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

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the years ended December 31, 2024, 2023 and 2022 credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

Revenue from contracts with customers consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022

LDD (including training)	$39,704	$32,091	$22,515
LAL	96,497	54,092	24,965
Service warranty, service contracts, and accessories	3,726	2,894	1,525
	$139,927	$89,077	$49,005

For the years ended December 31, 2024, 2023 and 2022, the Company did not have any customers who individually accounted for greater than 10% of revenue.

For the years ended December 31, 2024, 2023 and 2022, contract liabilities from sales activity recorded as liabilities on the Company's consolidated balance sheets consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022

Balance at beginning of period	$1,888	$1,187	$540
Additions during the period	4,742	3,422	2,052
Revenue recognized during the period	(3,636)	(2,721)	(1,405)
Balance at end of period	$2,994	$1,888	$1,187

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

The Company recognizes compensation expense for equity-based awards on the date of grant to employees, board of directors and consultants based on the estimated grant date fair value of the award's equity-based payments including stock options, restricted stock units and employee stock plan purchases. The fair value of the option awards are estimated using the Black-Scholes option-pricing model and recognized as an expense in the consolidated statements of operations and comprehensive loss over the requisite service period, which is generally four years. The Company amortizes the stock-based compensation for equity awards with service conditions on a straight-line basis over the vesting period of the awards. Forfeitures of unvested stock option awards are recognized as reductions of expense as they occur.

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

Expected volatility—Effective January 1, 2024, the Company based the expected volatility on the historic volatility of its common stock. During the years ended December 31, 2023 and 2022, the expected volatility was estimated based on the average historical volatilities for comparable publicly traded medical device companies over a period equal to the expected term of the stock option grants. Comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty.

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

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history and reliability of forecasting. The Company recognized a valuation allowance on deferred tax assets as of December 31, 2024 and 2023 after evaluating that it is more likely than not that deferred tax assets will not be realized as of those dates.

The Company evaluates the accounting for uncertainty in income tax recognized in the consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2024, 2023 and 2022, respectively. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

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

Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures, and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. In addition, the ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of this ASU requires the Company to expand its current disclosures around significant expenses and disclose an aggregate amount and composition of other segment items related to its single operating segment. The Company retrospectively adopted this ASU in the fiscal period ending December 31, 2024 as required by ASU No. 2023-07. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements. See Note 1 – Operating Segments in the Notes to the consolidated financial statements included in this report.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ((“ASU 2024-03”) The ASU is intended to improve financial reporting by requiring disaggregated disclosure of certain costs and expenses. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied on either a prospective or retrospective basis. The Company is currently evaluating the disclosure impact of ASU-2024-03.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2026, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the financial statements and related disclosures.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$220,327	$190	$220,517

	As of December 31, 2023
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$117,480	$10	$117,490

All available-for-sale securities held as of December 31, 2024 and 2023 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of December 31, 2024 and December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of December 31, 2024, 2023 and 2022, respectively.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Finished goods	$12,029	$8,092
Raw materials	7,109	5,680
Work-in-process	3,484	4,145
Subtotal	22,622	17,917
Less: reserve for excess and obsolete inventory	(613)	(496)
Inventories, net	$22,009	$17,421

At December 31, 2024 and 2023, finished goods included $5.7 million and $4.4 million of inventory held on consignment at customer sites, respectively.

Note 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Machinery and equipment	16,014	14,638
Leasehold improvements	14,246	11,553
Construction in progress	1,543	2,335
Computer hardware and software	2,249	1,824
Production molds	2,482	2,005
Furniture and fixtures	1,182	1,028
Right-of-use equipment	125	156
Property and Equipment, gross	37,841	33,539
Less: Accumulated depreciation and amortization	(25,428)	(22,698)
Property and Equipment, net	$12,413	$10,841

The Company recorded $3.6 million $4.1 million and $3.9 million in depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022, respectively.

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

	As of December 31, 2024
	Level I	Level II	Total
Assets:
Money market securities	$9,228	—	$9,228
U.S. Treasury securities	—	220,517	220,517
Total assets at fair value	$9,228	$220,517	$229,745

	As of December 31, 2023
	Level I	Level II	Total
Assets:
Money market securities	$4,475	—	$4,475
U.S. Treasury securities	—	117,490	117,490
Total assets at fair value	$4,475	$117,490	$121,965

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023

Employee compensation and benefits	$14,460	$10,637
Contract liabilities	3,110	2,045
Other	2,788	2,557
	$20,358	$15,239

Note 8 – Stock-Based Compensation Expense

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

2015 Plan

The 2015 Plan was originally adopted by the Board and approved by the Company’s stockholders in 2015. In July 2021 upon completion of the IPO, the 2015 Plan terminated immediately prior to effectiveness of the 2021 Plan with respect to the grant of future awards. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2015 Plan.

2021 Plan

On July 28, 2021, the 2021 Plan was adopted and approved by the Board and stockholders and became effective in connection with the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock originally available for issuance under the 2021 Plan was equal to 2,420,135 shares of common stock plus any shares subject to awards granted under the 2015 Plan and the 2006 Plan that, after the effectiveness of the 2021 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan from the 2015 Plan and 2006 Plan equal to 4,569,530 shares of common stock.

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Board. On January 1, 2024 and 2023, the number of shares available under the 2021 Plan increased by 1,445,580 and 1,130,735 shares of common stock respectively pursuant to this feature. As of December 31, 2024, the number of shares of the Company’s common stock available for future issuance and not subject to outstanding awards under the 2021 Plan was equal to 563,311 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP, which became effective in connection with the Company’s IPO. As of December 31, 2024, the number of shares of the Company’s common stock available for issuance under the 2021 ESPP was equal to 519,595 shares of common stock. The initial purchase period began on November 1, 2021.

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

The number of common shares reserved for issuance under the 2021 ESPP plan will be increased automatically on the first day of each fiscal year beginning with our 2022 fiscal year, by a number equal to the least of: (i) 1,452,081 shares; (ii) 1% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 ESPP is administered by the Board. The Board determined that no additional shares would be reserved for issuance on January 1, 2024 and 2023, respectively, pursuant to this feature.

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

A summary of the stock option activities related to the Plans, as of and for the year ended December 31, 2024 and 2023 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2023	6,777,404	$13.02		6.51
Granted	1,199,652	52.59	$34.57
Exercised	(1,964,604)	9.80	4.99
Forfeited	(95,812)	17.38	10.84
Expired	(10,342)	5.10
Options outstanding as of December 31, 2024	5,906,298	22.07		6.92
Exercisable as of December 31, 2024	3,563,283	$15.92		5.90

During the years ended December 31, 2024, 2023 and 2022 the intrinsic value of options vested was $69.3 million, $121.3 million and $15.9 million, respectively, and of all options outstanding was $94.4 million, $185.0 million and $16.4 million, respectively. During the years ended December 31, 2024, 2023 and 2022 the total cash received from the exercise of stock options was $19.2 million, $8.4 million and $0.8 million, respectively. As of the years ended December 31, 2024, 2023 and 2022, the total fair value less strike price of these options was $80.1 million, $13.7 million and $1.8 million, respectively.

A summary of restricted stock unit activities for the year ended December 31, 2024 and 2023 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2023	650,357	$15.80
Granted	263,481	53.28
Vested	(298,094)	19.56
Forfeited	(30,286)	18.08
Unvested at December 31, 2024	585,458	$30.64

Stock-based compensation expense was classified in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Research and development	$5,871	$3,963	$3,064
Selling, general and administrative	16,710	10,609	7,399
Cost of sales	2,054	1,174	934
	$24,635	$15,746	$11,397

As of December 31, 2024 and 2023, there were 2,343,015 and 2,539,445 unvested options, respectively. Total unrecognized expense related to unvested stock options was approximately $45.8 million, $22.7 million and $19.1 million as of December 31, 2024, 2023, and 2022 respectively. As of December 31, 2024 unrecognized future compensation costs of approximately $45.8 million are expected to be recognized over a weighted average period of approximately 2.4 years.

As of December 31, 2024, 2023 and 2022 total unrecognized expense related to unvested restricted stock units was approximately $15.0 million, $8.3 million and $6.1 million, respectively. As of December 31, 2024 unrecognized future compensation costs of approximately $15.0 million are expected to be recognized over a weighted average period of approximately 2.2 years.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Twelve Months Ended December 31,
	2024		2023		2022
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Expected volatility	66.0% to 72.00%	70.3%	64.9% to 68.6%	64.9%	62.4% to 64.9%	63.1%
Risk-free interest rate	3.5% to 4.7%	4.1%	3.4% to 4.8%	4.1%	2.0% to 3.8%	2.7%
Expected life (in years)	5.5 to 6.1 years	6.0 years	5.5 to 6.1 years	6.0 years	6.0 to 10.0 years	6.1 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$36.89 to $60.65	$53.12	$12.91 to $39.71	$17.60	$10.74 to $15.52	$12.73

Note 9 – Stockholders’ Equity

2024 Shelf Registration Statement

On May 8, 2024, the Company filed the 2024 Shelf Registration Statement. The 2024 Shelf Registration Statement is effective for three years and permits the Company to sell, from time to time an unspecified number of shares of common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide the

Company with flexibility to access additional capital. At the time of filing the shelf registration statement, the Company also filed a prospectus supplement to sell up to an aggregate value of $115.0 million dollars of common stock through a public offering.

On May 8, 2024, the Company entered into an underwriting agreement with BofA Securities, Inc., in which the Company agreed to issue and sell 1,785,714 shares of the Company's common stock in a public offering, pursuant to the 2024 Shelf Registration Statement. The shares of common stock were sold at a price to the public of $56.00 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 267,857 shares of common stock on the same terms and conditions. The underwriters' option was exercised in full on May 10, 2024 and the public offering (inclusive of the underwriters' option shares) closed on May 13, 2024. The Company received net proceeds of $107.5 million from the public offering, after deducting underwriters' discounts and commissions of $6.9 million and other offering expenses of $0.6 million.

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	December 31, 2024	December 31, 2023
Stock options issued and outstanding under the Equity Plans	5,906,298	6,777,404
Shares available for future issuance under the 2021 Plan	563,311	358,610
Restricted stock units issued under the 2021 Plan	585,458	650,357
Shares available for future issuance under 2021 ESPP	519,595	577,847
Total shares of common stock reserved	7,574,662	8,364,218

Note 10 – Income Taxes

The components of loss before income taxes are as follows (in thousands):

	December 31,	December 31,	December 31,
	2024	2023	2022
U.S. loss before taxes	$(27,406)	$(48,590)	$(66,750)
Foreign income before taxes	$1	2	3
Loss before income taxes	$(27,405)	$(48,588)	$(66,747)

Income tax expense for the years ended December 31, 2024, 2023 and 2022 consists of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	49	21	8
Foreign	1	(1)	1
	50	20	9
Deferred:
Federal	(14,588)	(9,527)	(11,366)
State	(4,513)	(3,266)	(3,542)
Foreign	—	—	—
	(19,101)	(12,793)	(14,908)
Change in valuation allowance	19,101	12,793	14,908
Income tax expense	$50	$20	$9

The significant components that comprised the Company’s net deferred taxes are as follows (in thousands):

	Year ended December 31,
Deferred tax assets:	2024	2023	2022
Net operating loss	$82,860	$73,600	$70,179
Amortization	63	81	99
R&D expenditures capitalization	17,348	10,923	4,879
Stock-based compensation	2,380	3,292	2,960
Research and development credit	14,839	11,271	9,202
Right-of-use liability	3,044	752	1,204
Depreciation	1,016	1,035	779
Other	3,606	2,934	2,332
Gross deferred tax assets	125,156	103,888	91,634
Less: valuation allowance	(122,299)	(103,242)	(90,471)
Total net deferred tax assets	$2,857	$646	$1,163
Deferred tax liabilities:
Right-of-use asset	(2,857)	(646)	(1,163)
Total deferred tax liabilities	(2,857)	(646)	(1,163)
Net deferred tax assets	$—	$—	$—

A reconciliation of the provision for income taxes with the expected income tax computed by applying the federal statutory income tax rate to loss before provision for income taxes was calculated as follows (amounts in thousands):

	December 31, 2024		December 31, 2023		December 31, 2022
	Rate	Amount	Rate	Amount	Rate	Amount
Income tax provision at the federal statutory tax rate	21.0%	$(5,755)	21.0%	$(10,203)	21.0%	$(14,017)
State taxes, net of federal benefit	9.4%	(2,579)	4.1%	(1,992)	3.5%	(2,358)
Research and development credits	13.2%	(3,627)	3.7%	(1,805)	1.9%	(1,269)
Stock-based compensation	40.2%	(11,016)	(0.3)%	150	(2.4)%	1,625
Limitation on officer compensation	(11.6)%	3,186	—	—	—	—
Other non-deductible permanent items	(1.2)%	323	(0.5)%	246	(0.2)%	105
Expired tax attributes	(3.2)%	882	(2.2)%	1,070	(1.5)%	988
Other	1.7%	(464)	0.5%	(239)	0.0%	27
Change in valuation allowance	(69.7)%	19,100	(26.3)%	12,793	(22.3)%	14,908
Income tax expense	(0.2)%	$50	0.0%	$20	0.0%	$9

The tax effects of items that give rise to significant portions of deferred tax assets are primarily net operating loss carryforwards. The Company evaluates the recoverability of deferred tax assets and assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all the evidence, including a history of operating losses and the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been recorded to offset the net deferred tax asset as realization of such asset is uncertain. The Company’s valuation allowance increased by $19.1 million and $12.8 million in 2024 and 2023, respectively.

As of December 31, 2024, the Company had federal net operating loss carryforwards of $345.2 million and state net operating loss carryforwards of $183.2 million which will not expire and will be able to offset 80% of taxable income in future years. Of the $345.2 million in federal NOLs, $245.0 million will not expire and will be able to offset 80% of taxable income in future years. Of the $183.2 million in state NOLs, $35.2 million will not expire and will be able to offset 80% of taxable income in future years. The remaining federal NOL carryforwards will expire between 2025 and 2037, and the remaining state NOL carryforwards will expire between 2025 and 2044. In addition, the Company also had federal credit carry forwards of $12.8 million and state credit carry forwards of $11.4 million as of December 31, 2024, which may be available to offset future tax liabilities. The federal credits will expire between 2037 and 2044, and the state credits do not expire.

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

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and R&D credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Sections 382 and 383 analysis regarding the limitation of net operating loss and R&D credit carryforwards as of December 31, 2024. The Company has not completed a formal R&D study but has estimated the federal and California credit for purposes of the tax footnote as of December 31, 2024. However, the Company has not reflected a benefit in the consolidated financial statements due to the recorded valuation allowance.

The following reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Beginning balance of unrecognized tax benefits	$4,244	$3,494	$3,013
Additions for current year tax positions	1,303	683	481
Reductions for prior year tax positions	—	67	—
Ending balance	$5,547	$4,244	$3,494

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

The Company is subject to U.S. federal and various states' income taxes. The federal returns for tax years 2021 through 2024 remain open to examination and the state returns remain subject to examination for tax years 2020 through 2024. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authorities. All other state jurisdictions remain open to examination. There are no cumulative earnings in our foreign subsidiaries as of December 31, 2024 and 2023 that would be subject to U.S. income tax or foreign withholding tax. The Company plans to indefinitely reinvest any future earnings of its foreign subsidiaries.

Note 11 – Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not combine lease and non-lease components in the recognition of lease expense.

The Company’s leases have remaining non-cancelable lease terms of up to 7 years, some of which include options to extend the leases for up to 10 years. The exercise of lease renewal options is at the Company’s sole discretion. The Company recognizes rent expense for minimum lease payments on a straight-line basis over the expected lease term, including rent holidays, rent escalation clause and/or cancelable option periods where failure to exercise such options would result in an economic penalty.

As of December 31, 2024, the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 150,000 square feet in the aggregate and expire January 31, 2031. For two of the facilities operating leases, the lessors provided $1.1 million in tenant allowances.

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

The following table presents the lease balances within the consolidated balance sheets (in thousands):

		December 31,	December 31,
Leases	Classification	2024	2023

Assets
Operating	Operating leases right-of-use assets	$11,217	$2,444
Finance	Property and equipment, net	125	156
Total lease assets		11,342	2,600
Liabilities
Current
Operating	Lease liabilities	946	1,764
Finance	Lease liabilities	28	37
Noncurrent
Operating	Long-term lease liabilities	11,216	1,093
Finance	Long-term lease liabilities	106	118
Total lease liabilities		$12,296	$3,012

As the implicit rates in the Company’s leases were not readily available, the incremental borrowing rate was determined based upon information available at the lease commencement date in determining the present value of future lease payments.

For the years ended December 31, 2024, 2023 and 2022 the components of operating and finance lease expenses were as follows (in thousands):

		Twelve Months Ended December 31,
Lease Cost	Classification	2024	2023	2022
Operating lease cost	Cost of sales	$12	$14	$14
	Research and development	83	103	324
	Selling, general and administrative	2,386	1,766	1,688
Finance lease cost	Research and development	17	119	110
	Selling, general and administrative	32	33	28
Finance lease cost	Interest expense	21	12	18

Maturities of the Company’s operating and finance lease liabilities as of December 31, 2024, were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2025	2,633	46
2026	2,911	46
2027	3,066	46
2028	3,165	39
2029	3,258	—
Thereafter	3,649	—
Total lease payments	18,682	177
Less: imputed interest	(6,521)	(42)
Total lease liabilities	$12,161	$135

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of December 31, 2024, 2023 and 2022 were:

	Twelve Months Ended December 31,
Lease Term and Discount Rate	2024	2023	2022
Weighted average remaining lease term (years)
Operating leases	6.08	1.69	2.42
Finance leases	3.85	4.37	1.29
Weighted average discount rate
Operating leases	14.4%	10.4%	10.3%
Finance leases	14.4%	14.0%	9.5%

Note 12 – Commitments and Contingencies

Letter of credit

The Company's standby letter of credit was not required to be renewed and expired on September 30, 2024.

Legal matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At December 31, 2024 and 2023, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Note 13 – Employee benefit plan

401(k) retirement savings plan

The Company maintains a defined contribution 401(k) retirement savings plan for the benefit of its employees, including its named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. The Company makes matching contributions of up to 2% of eligible compensation, as contributed by eligible participating employees. Employer matching contributions vest 25% per year over four years. The Company contributed $1,059,000, $900,000 and $688,000, net of forfeitures, to the 401(k) plan for the year ended December 31, 2024, 2023 and 2022 respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of December 31, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Ernst & Young LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting, which is set forth below.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RxSight, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited RxSight, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RxSight, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Irvine, California

February 25, 2025

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

On November 20, 2024, Ron Kurtz M.D., our President and Chief Executive Officer and a member of our Board of Directors, terminated his Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”) dated September 1, 2023.

On December 6, 2024, Ron Kurtz M.D., our President and Chief Executive Officer and a member of our Board of Directors, entered into a Rule 10b5-1 Trading Plan for the sale of shares of our common stock. Dr. Kurtz's Rule 10b5-1 Trading Plan, which has a term from December 6, 2024 to March 6, 2026, provides for the sale of up to 448,635 shares of common stock.

On December 11, 2024, Dr. Tamara Fountain, a member of our Board of Directors, entered into a Rule 10b5-1 Trading Plan for the sale of shares of our common stock. Dr. Fountain's Rule 10b5-1 Trading Plan, which has a term from December 11, 2024 to December 11, 2025, provides for the sale of up to 7,000 shares of common stock.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference.

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
(2)
Financial Statement Schedules

Schedules have been omitted because the information either has been shown in the financial statements or notes thereto.

(3)
The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-40690	3.1	August 7, 2023
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40690	3.1	December 12, 2022
4.1	Specimen stock certificate of the Registrant.	S-1/A	333-257790	4.2	July 26, 2021
4.2*	Description of common stock.
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-257790	10.1	July 9, 2021
10.2+	2015 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.	S-1/A	333-257790	10.2	July 26, 2021
10.3+*	2021 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.
10.4+	2021 Employee Stock Purchase Plan of the registrant.	10-Q	001-40690	10.3	November 10, 2021

10.5#	License Agreement by and between the Registrant and the California Institute of Technology, dated as of July 28, 2015.	S-1	333-257790	10.6	July 9, 2021
10.6	License and Maintenance Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.8	July 9, 2021
10.7	QAD Hosted On Premise Project Proposal between Strategic Information Group and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.9	July 9, 2021
10.8	Cloud Services Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of May 28, 2021.	S-1	333-257790	10.10	July 9, 2021

10.9	Lease, dated as of April 18, 2024, by and between BML Management, LLC, and the Registrant, for premises located at 125 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.1	August 5, 2024
10.10	Lease, dated as of October 27, 2015, by and between the Registrant and Accuride International Inc., as amended by that certain First Amendment to Lease, dated November 23, 2015, that certain Second Amendment to Lease, dated December 22, 2015, that certain Third Amendment to Lease, dated January 18, 2016, and that certain Fourth Amendment to Lease, dated November 12, 2016, for premises located at 100-150 Columbia, Suites 100 and 200, Aliso Viejo, California 92656.	S-1	333-257790	10.11	July 9, 2021
10.11	Fifth Amendment (extension to the lease), dated as of April 18, 2024, by and between the Registrant and Accuride International Inc., for premises located at 100 Columbia, Suite 100, Aliso Viejo, California 92656.	10-Q	001-40690	10.4	August 5, 2024
10.12	Sixth Amendment (extension to the lease), dated as of June 3, 2024, by and between the Registrant and Accuride International Inc., for premises located at 100 Columbia, Suite 100, Aliso Viejo, California 92656.	10-Q	001-40690	10.5	August 5, 2024
10.13*

Seventh Amendment (extension to the lease), dated as of November 6, 2024, by and between the Registrant and Accuride International Inc., for premises located at 120 Columbia, Suites 300-500, Aliso Viejo, California 92656.

10.14	Lease, dated as of March 27, 2020, by and between Pacific Park Investments, Inc. and the Registrant, for premises located at 75 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.12	July 9, 2021
10.15	Lease, dated as of January 10, 2018, by and between the Registrant and Clifford D. Downs, as amended by that certain Commencement Date Memorandum dated as of February 22, 2018, for premises located at 5 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.13	July 9, 2021
10.16	Lease Addendum, dated as of April 5, 2022, by and between the Registrant and Clifford D. Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.2	May 5, 2022
10.17	Lease Amendment #2, dated as of April 18, 2024, by and between the Registrant and Clifford D. Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.2	August 5, 2024

10.18	Lease Amendment #3, dated as of June 3, 2024, by and between the Registrant and Clifford D. Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.3	August 5, 2024
10.19	Sublease, dated as of April 4, 2022, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.1	May 5, 2022

10.20	Amendment #1 to Sublease, dated as of June 8, 2022, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.1	August 8, 2022
10.21	Amendment #2 to Sublease, dated as of January 16, 2023, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-K	001-40690	10.18	March 6, 2023
10.22	Amendment #3 to Sublease, dated as of August 1, 2024, by and between the Registrant and Compass Bible Church for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.1	November 7, 2024
10.23+	Confirmatory Employment Letter, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.14	July 9, 2021
10.24+	Confirmatory Employment Letter, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.15	July 9, 2021
10.25+	Confirmatory Employment Letter, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.16	July 9, 2021
10.26+	Confirmatory Employment Letter, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.17	July 9, 2021
10.27+	Change in Control and Severance Agreement, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.18	July 9, 2021
10.28+	Change in Control and Severance Agreement, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.19	July 9, 2021
10.29+	Change in Control and Severance Agreement, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.20	July 9, 2021
10.30+	Change in Control and Severance Agreement, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.21	July 9, 2021

10.31	ATM Equity OfferingSM Sales Agreement, dated August 8, 2022, between the Company and BofA Securities, Inc.	S-3	333-266651	1.2	August 8, 2022
10.32+	Executive Incentive Compensation Plan	10-K	001-40690	10.35	March 6, 2023
10.33+*	Outside Director Compensation Policy

19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant.	10-K	001-40690	21.1	March 8, 2022
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	10-K	001-40690	97.1	February 28, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

*	Filed herewith.
†

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RxSight, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

RxSight, Inc.

Date: February 25, 2025	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
President and Chief Executive Officer
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

Name	Title	Date

/s/ Ron Kurtz, M.D.	President and Chief Executive Officer and Director	February 25, 2025
Ron Kurtz, M.D.	(Principal Executive Officer)

/s/ Shelley Thunen	Co- President and Chief Financial Officer	February 25, 2025
Shelley Thunen	(Principal Financial and Accounting Officer)

/s/ J. Andy Corley	Chairman of the Board	February 25, 2025
J. Andy Corley

/s/ William Link, Ph.D.	Director	February 25, 2025
William Link, Ph.D.

/s/ Juliet Tammenoms Bakker	Director	February 25, 2025
Juliet Tammenoms Bakker

/s/ Julie Andrews	Director	February 25, 2025
Julie Andrews

/s/ Robert Palmisano	Director	February 25, 2025
Robert Palmisano

/s/ Robert Warner	Director	February 25, 2025
Robert Warner

/s/ Shweta Singh Maniar	Director	February 25, 2025
Shweta Singh Maniar

/s/ Tamara R. Fountain, M.D.	Director	February 25, 2025
Tamara R. Fountain, M.D.