Form 10-Q
period 2025-03-31
RxSight, Inc.
filed 2025-05-07
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 40,636,981 shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectation that revenue will increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of doctors that are trained to use our products, and expand awareness of our products with new and existing customers and as doctors perform more procedures using our products;
•
our expectation that gross margin may improve significantly as the manufacturing volume of the LAL increases;
•
our estimates of expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;
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

3

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

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,000	$16,706
Short-term investments	201,341	220,517
Accounts receivable, net	30,958	30,050
Inventories, net	23,574	22,009
Prepaid and other current assets	4,541	4,541
Total current assets	288,414	293,823
Property and equipment, net	12,557	12,413
Operating leases right-of-use assets	10,922	11,217
Restricted cash	750	750
Other assets	401	360
Total assets	$313,044	$318,563

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,111	$4,544
Accrued expenses and other current liabilities	14,575	20,358
Lease liabilities	1,055	974
Total current liabilities	22,741	25,876
Long-term lease liabilities	10,987	11,322
Other long-term liabilities	—	127
Total liabilities	33,728	37,325
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 40,588,540 shares issued and outstanding as of March 31, 2025 and 40,428,220 shares issued and outstanding as of December 31, 2024	41	40
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	909,545	903,127
Accumulated other comprehensive income	15	166
Accumulated deficit	(630,285)	(622,095)
Total stockholders' equity	279,316	281,238

Total liabilities and stockholders' equity	$313,044	$318,563

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024

Sales	$37,895	$29,512
Cost of sales	9,566	8,827
Gross profit	28,329	20,685
Operating expenses:
Selling, general and administrative	28,636	23,324
Research and development	10,367	8,031
Total operating expenses	39,003	31,355
Loss from operations	(10,674)	(10,670)
Other income (expense), net:
Interest expense	(6)	(6)
Interest and other income	2,508	1,585
Loss before income taxes	(8,172)	(9,091)
Income tax expense	18	9

Net loss	$(8,190)	$(9,100)
Other comprehensive loss
Unrealized loss on short-term investments	(157)	(45)
Foreign currency translation gain (loss)	6	(3)
Total other comprehensive loss	(151)	(48)

Comprehensive loss	$(8,341)	$(9,148)

Net loss per share:
Basic & diluted	$(0.20)	$(0.25)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	40,509,646	36,843,087

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Three Months Ended March 31, 2025

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive income	deficit	equity
Balance at December 31, 2024	40,428,220	$40	$903,127	$166	$(622,095)	$281,238
Shares issued for the exercise of stock options and vesting of restricted stock units	210,332	1	696	—	—	697
Shares redeemed for employee tax withholdings	(50,012)	—	(1,418)	—	—	(1,418)
Stock-based compensation expense	—	—	7,140	—	—	7,140
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(157)	—	(157)
Foreign currency translation adjustment	—	—	—	6	—	6
Net loss	—	—	—	—	(8,190)	(8,190)
Balance at March 31, 2025	40,588,540	$41	$909,545	$15	$(630,285)	$279,316

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Three Months Ended March 31, 2024

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2023	36,139,513	$36	$754,971	$(5)	$(594,640)	$160,362
Shares issued for the exercise of stock options and vesting of restricted stock units	1,061,336	1	10,152	—	—	10,153
Shares redeemed for employee tax withholdings	(39,096)	—	(2,134)	—	—	(2,134)
Stock-based compensation expense	—	—	4,696	—	—	4,696
Unrealized loss on short-term investments and cash equivalents, net of tax				(45)		(45)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(9,100)	(9,100)
Balance at March 31, 2024	37,161,753	$37	$767,685	$(53)	$(603,740)	$163,929

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(8,190)	$(9,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	776	1,115
Provision for bad debts	21	—
Amortization of right-of-use lease assets	9	25
Amortization of discount on short-term investments	(2,411)	(1,505)
Stock-based compensation	7,140	4,696
Provision for excess and obsolete inventory	31	111
Change in operating assets and liabilities:
Accounts receivable	(928)	(1,269)
Inventories	(1,597)	(1,390)
Prepaid and other assets	254	569
Accounts payable	2,226	1,176
Accrued expenses and other liabilities	(6,163)	(3,737)
Net cash used in operating activities	(8,832)	(9,309)
Investing Activities:
Purchases of property and equipment	(575)	(1,967)
Maturities of short-term investments	60,000	74,000
Purchases of short-term investments	(38,570)	(47,759)
Net cash provided by investing activities	20,855	24,274
Financing Activities:
Proceeds from issuance of common stock	696	10,153
Payments for employee taxes related to stock compensation	(1,418)	(2,134)
Principal payments on finance lease liabilities	(13)	(27)
Net cash (used in) provided by financing activities	(735)	7,992
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	6	(3)
Net increase in cash, cash equivalents and restricted cash	11,294	22,954
Cash, cash equivalents and restricted cash - beginning of period	17,456	10,402
Cash, cash equivalents and restricted cash - end of period	$28,750	$33,356
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	694	548
Cash paid for income taxes	3	—
Cash paid for interest on financing leases	5	5
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued expenses and accrued liabilities	204	343
Deferred offering and financing costs included in accounts payable and accrued liabilities	—	225

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

The Company’s products, which include the light adjustable lens® (“LAL®” and “LAL+®”, and collectively the “LAL”) and a specially designed machine for delivering light to the eye, the Light Delivery Device (“LDD™”), are approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) primarily for sale in the U.S. and have regulatory approval in the U.S., Europe, Canada and Mexico. The Company began marketing its products in 2019. The LAL is a premium intraocular lens (“IOL”) which is partially reimbursable under Medicare. The Company competes with other IOLs in the premium market.

The accompanying unaudited condensed consolidated financial statements include the accounts of RxSight, Inc. and its wholly owned subsidiaries, RxSight, B.V. and RxSight GmbH. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The December 31, 2024 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 25, 2025. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.

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

	For the Three Months Ended March 31,
	2025	2024

Sales	$37,895	$29,512
Cost of sales	9,566	8,827
Gross profit	28,329	20,685
Operating expenses:
Commercial	21,174	16,475
General and administrative	7,462	6,849
Research and development	9,056	6,150
Clinical & regulatory	1,311	1,881
Total operating expenses	39,003	31,355
Loss from operations	(10,674)	(10,670)
Other income (expense), net:
Interest expense	(6)	(6)
Interest and other income	2,508	1,585
Loss before income taxes	(8,172)	(9,091)
Income tax expense	18	9
Net loss	$(8,190)	$(9,100)

Liquidity

As of March 31, 2025 and December 31, 2024 the Company had cash, cash equivalents and short-term investments of $229.3 million and $237.2 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended March 31, 2025 and 2024, the Company incurred losses from operations of $10.7 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, however for the near future, the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of March 31, 2025 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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
•
the type of investments made.

The Company had $33,000 and $190,000 of net unrealized gains related to short-term investments as of March 31, 2025 and December 31, 2024, respectively.

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

The Company is subject to risks from changes in United States trade policy, including recently announced tariffs. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where we source our products could result in increased material costs for our products. The Company is also subject to the risks related to global lead times, particularly in Europe and Asia, leading to a supply interruption from the Company's suppliers. In addition, the Company is currently experiencing inflation and longer lead times and limited availability in its supply chain for certain components and has continued exposure to price and supply risk related to anticipated purchases of certain commodities, materials and products used in its business.

Accounts Receivable, net

The Company has a diverse customer base and as of March 31, 2025 and December 31, 2024 the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of March 31, 2025 or December 31, 2024.

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

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and operating lease liabilities. Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities at March 31, 2025 and December 31, 2024, approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of such date.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2025	2024
Stock options issued and outstanding under the Calhoun Vision, Inc. 2006 Stock Plan, Calhoun Vision, Inc. 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	4,515,812	6,065,073
Restricted stock units issued under the 2021 Equity Incentive Plan	451,324	590,346
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	50,425	43,035

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

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the three months ended March 31, 2025 and 2024, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

For the three months ended March 31, 2025 and 2024, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024

LDD (including training)	$9,390	$8,714
LAL	27,186	19,916
Service warranty, service contracts, and accessories	1,319	882
Total sales	$37,895	$29,512

For the three months ended March 31, 2025 and 2024, the Company did not have any customers who individually accounted for greater than 10% of revenue.

The following table represents the contract liabilities from sales activity for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31,
	2025	2024

Balance at beginning of period	$2,994	$1,888
Additions during the period	1,496	963
Revenue recognized during the period	(1,184)	(840)
Balance at end of period	$3,306	$2,011

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2025 that are of significance or potential significance to the Company.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$201,308	$33	$201,341

	As of December 31, 2024
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$220,327	$190	$220,517

All available-for-sale securities held as of March 31, 2025 and December 31, 2024 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Finished goods	$13,222	$12,029
Raw materials	7,241	7,109
Work-in-process	3,690	3,484
Total inventories, gross	24,153	22,622
Less: reserve for excess and obsolete inventory	(579)	(613)
Total inventories, net	$23,574	$22,009

At March 31, 2025 and December 31, 2024, finished goods included $6.1 million and $5.7 million of inventory held on consignment at customer sites, respectively.

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

	As of March 31, 2025
	Level I	Level II	Total
Money market securities	$20,001	—	$20,001
U.S. Treasury securities	—	201,341	201,341
Total assets at fair value	$20,001	$201,341	$221,342

	As of December 31, 2024
	Level I	Level II	Total
Money market securities	$9,228	—	$9,228
U.S. Treasury securities	—	220,517	220,517
Total assets at fair value	$9,228	$220,517	$229,745

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

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the lesser of: (i) 7,260,406 shares of the Company's common stock; (ii) 4% of the outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 Plan is administered by the Board. On January 1, 2025 and 2024, the number of shares available under the 2021 Plan increased by 1,617,128 and 1,445,580 shares of common stock, respectively, pursuant to this feature. As of March 31, 2025, the number of shares of the Company’s common stock available for future issuance and not subject to outstanding awards under the 2021 Plan was equal to 642,465 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of March 31, 2025, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 519,595 shares of common stock. The initial purchase period began on November 1, 2021.

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

The number of common shares reserved for issuance under the 2021 ESPP will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year, by a number equal to the lesser of: (i) 1,452,081 shares; (ii) 1% of the outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 ESPP is administered by the Board. The Board determined that no additional shares were reserved for issuance on January 1, 2025 and 2024 pursuant to this feature.

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

A summary of the stock option activities related to the Equity Plans for the three months ended March 31, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2024	5,906,298	$22.07	6.92
Granted	1,230,232	28.08
Exercised	(66,304)	10.50
Forfeited	(11,031)	27.23
Expired	(6,451)	18.19
Options outstanding as of March 31, 2025	7,052,744	23.22	7.23
Exercisable as of March 31, 2025	3,840,969	$16.74	5.82

As of March 31, 2025 and December 31, 2024 the intrinsic value of options vested was $40.0 million and $69.3 million, respectively, and of all options outstanding was $50.8 million and $94.4 million, respectively. During the three months ended March 31, 2025 and 2024, the total cash received from the exercise of stock options was $0.7 million and $10.2 million, respectively. The total fair value less strike price of these options was $1.4 million and $34.7 million, respectively.

A summary of non-vested restricted stock unit activities for the three months ended March 31, 2025 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2024	585,458	$30.64
Granted	382,984	28.21
Vested	(144,028)	22.75
Forfeited	(7,928)	24.22
Unvested at March 31, 2025	816,486	$30.95

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,807	$1,106
Selling, general and administrative	4,714	3,199
Cost of sales	619	391
	$7,140	$4,696

As of March 31, 2025 and December 31, 2024, there were 3,211,775 and 2,343,015 unvested options, respectively. As of March 31, 2025 and December 31, 2024, total unrecognized expense related to unvested stock options was approximately $62.3 million and $45.8 million, respectively. Both amounts are expected to be recognized over a weighted average period of approximately 2.8 and 2.4 years, respectively.

As of March 31, 2025, and December 31, 2024, total unrecognized expense related to non-vested restricted stock units was approximately $23.5 million and $15.0 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.0 years and 2.2 years, respectively.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Three Months Ended March 31,
	2025		2024
	Range	Weighted Average	Range	Weighted Average
Expected volatility	52.0% to 66.0%	65.8%	70.7% to 72.3%	71.0%
Risk-free interest rate	4.0% to 4.8%	4.1%	3.9% to 4.3%	4.2%
Expected life (in years)	5.5 to 6.1 years	6.0 years	6.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$24.84 to $33.87	$28.18	$36.89 to $56.07	$55.89

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	March 31, 2025	December 31, 2024
Stock options issued and outstanding under the Equity Plans	7,052,744	5,906,298
Shares available for future issuance under the 2021 Plan	642,465	563,311
Restricted stock units issued under the 2021 Plan	816,486	585,458
Shares available for future issuance under 2021 ESPP	519,595	519,595
Total shares of common stock reserved	9,031,290	7,574,662

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

As of March 31, 2025 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 150,000 square feet in the aggregate. For one such operating lease, the lessor provided $1.1 million in tenant allowances.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in thousands):

		March 31,	December 31,
Leases	Classification	2025	2024

Assets
Operating	Operating leases right-of-use assets	$10,922	$11,217
Finance	Property and equipment, net	129	125
Total lease assets		11,051	11,342
Liabilities
Current
Operating	Lease liabilities	1,023	946
Finance	Lease liabilities	32	28
Noncurrent
Operating	Long-term lease liabilities	10,879	11,216
Finance	Long-term lease liabilities	108	106
Total lease liabilities		$12,042	$12,296

Maturities of the Company’s operating and finance lease liabilities as of March 31, 2025 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2025 (remainder)	$1,938	$37
2026	2,911	50
2027	3,066	50
2028	3,165	43
2029	3,258	—
2030	3,365	—
Thereafter	284	—
Total lease payments	17,987	180
Less: imputed interest	(6,085)	(40)
Total lease liabilities	$11,902	$140

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of March 31, 2025 and December 31, 2024 were:

	March 31,	December 31,
Lease Term and Discount Rate	2025	2024
Weighted average remaining lease term (years)
Operating leases	5.83	6.08
Finance leases	3.60	3.85
Weighted average discount rate
Operating leases	14.4%	14.4%
Finance leases	14.3%	14.4%

Note 8 – Commitments and Contingencies

Legal Matters

From time-to-time, the Company may be involved in certain legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At March 31, 2025 and December 31, 2024, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 25, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part II, Item 1A “Risk Factors”, and elsewhere in, this report. See “Special Note Regarding Forward-Looking Statements.”

We are a commercial-stage medical technology company dedicated to providing high quality customized vision to patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens® (“LAL®” and “LAL+®”, collectively the “LAL®”), RxSight Light Delivery Device (“LDD™”), and accessories. Our LAL is a premium intraocular lens (“IOL”) made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet (“UV”) light generated by our LDD.

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

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our United States commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 3,500 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of March 31, 2025, we had established an installed base of 1,044 LDDs in ophthalmology practices and, since our inception through March 31, 2025, surgeons have implanted approximately 223,000 LALs.

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

	2025	2024
	Q1	Q1	Q2	Q3	Q4
LDDs Sold	73	66	78	78	83
Installed Base at End of Period	1,044	732	810	888	971

	2025	2024
	Q1	Q1	Q2	Q3	Q4
LALs Sold	27,579	20,218	24,214	24,554	29,069

During the quarter ended March 31, 2025, we had increased LDD sales of 7 and increased LAL sales of 7,361 when compared to the quarter ended March 31, 2024 from strong adoption of our RxSight technology by practices and doctors combined with an increased LDD installed base.

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

For the three months ended March 31, 2025 and 2024, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024

LDD (including training)	$9,390	$8,714
LAL	27,186	19,916
Service warranty, service contracts, and accessories	1,319	882
Total sales	$37,895	$29,512

For the three months ended March 31, 2025 and 2024 we did not have any one customer who individually accounted for more than 10% of revenue.

Cost of sales

Cost of sales consist of materials, labor and manufacturing overhead internally to produce our products as well as the cost of shipping and handling. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations management and stock-based compensation. Cost of sales also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalty and license fee expense. Shipping costs billed to customers are included in sales. We expect cost of sales to increase in absolute dollars as our revenue grows and more of our products are sold.

We calculate gross margin as gross profit divided by sales. Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. Our gross margin could fluctuate from quarter to quarter as we introduce new products, and as we adopt new manufacturing processes and technologies.

Our LDD, as is typical of many medical device capital equipment products, has a low gross margin, as the material cost of the LDD is a significant portion of the total cost to manufacture. In addition, we do not mark up our LDD substantially because LDDs, once sold, can generate LAL procedures. Our LAL gross margin is higher, with low material cost but high fixed overhead costs. As our manufacturing volume of the LAL increases, we expect gross margin may improve significantly.

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

Interest expense

Interest expense consists primarily of interest incurred on leases.

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Sales	$37,895	$29,512	$8,382	28.4%
Cost of sales	9,566	8,827	738	8.4
Gross profit	$28,329	$20,685	$7,644	37.0%
Operating expenses:
Selling, general and administrative	28,636	23,324	5,312	22.8
Research and development	10,367	8,031	2,336	29.1
Total operating expenses	39,003	31,355	7,648	24.4
Loss from operations	$(10,674)	$(10,670)	$(4)	0.0%
Other income (expense), net:
Interest expense	(6)	(6)	(0)	4.4
Interest and other income	2,508	1,585	923	58.2
Total other (expense) income, net:	2,502	1,579	923	58.4%
Loss before income taxes	(8,172)	(9,091)	919	(10.1)
Income tax expense	18	9	9	100.1
Net loss	$(8,190)	$(9,100)	$910	(10.0)%
Other comprehensive loss
Unrealized loss on short-term investments	(157)	(45)	(112)	247.1
Foreign currency translation gain (loss)	6	(3)	9	(314.9)
Total other comprehensive loss	(151)	(48)	(103)	213.5
Comprehensive loss	$(8,341)	$(9,148)	$807	(8.8)%

Sales

Sales increased by $8.4 million, or 28.4%, to $37.9 million for the three months ended March 31, 2025, from $29.5 million for the three months ended March 31, 2024. The increase in total sales was primarily due to the incremental sales of 7,361 LALs and 7 LDDs from increased adoption of our RxSight system by practices and doctors.

Cost of sales

Cost of sales increased by $0.7 million, or 8.4%, to $9.5 million for the three months ended March 31, 2025, from $8.8 million for the three months ended March 31, 2024, primarily due to the increase in the number of LALs and LDDs sold during the period. Gross margin increased to 74.8% in the three months ended March 31, 2025, from 70.1% for the three months ended March 31, 2024, primarily due to improved operating leverage, favorable product mix from a greater percentage of revenue from LAL sales, and increased margins on our LDD due to lower material costs.

SG&A expenses

SG&A expenses increased by $5.3 million, or 22.8%, to $28.6 million for the three months ended March 31, 2025, from $23.3 million for the three months ended March 31, 2024. This increase was primarily attributable to an increase in selling and marketing costs of $4.7 million mainly due to $1.7 million from increased salaries from increased headcount of 51, $1.7 million due to additional post market study costs and $0.9 million of increased stock-based compensation expense, in each case when compared to the three months ended March 31, 2024. General and administrative expenses increased $0.6 million primarily due to increased stock-based compensation expenses of $0.6 million, when compared to the three months ended March 31, 2024.

Research and development expenses

Research and development expenses increased by $2.3 million, or 29.1%, to $10.4 million for the three months ended March 31, 2025, from $8.0 million for the three months ended March 31, 2024. This increase was primarily attributable to $1.4 million due to increased facility costs, $0.7 million from increased stock-based compensation and $0.9 million in increased personnel costs which were partially offset by $0.6 million in lower post-market study costs when compared to the three months ended March 31, 2024.

Other income (expense), net

Other income (expense), net, increased $0.9 million to income of $2.5 million for the three months ended March 31, 2025, compared to income of $1.5 million for the three months ended March 31, 2024. The increase was primarily due to increased interest income of $0.9 million from increased cash and short-term investment balances.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $229.3 million. Our losses from operations were $10.7 million for the three months ended March 31, 2025, and March 31, 2024, respectively. We had an accumulated deficit of $630.3 million as of March 31, 2025.

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

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Three Months Ended March 31,
	(unaudited)
	2025	2024
Net cash (used in) provided by:
Operating activities	$(8,832)	$(9,309)
Investing activities	20,855	24,274
Financing activities	(735)	7,992
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	6	(3)
Net increase in cash, cash equivalents and restricted cash	$11,294	$22,954

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2025, was $8.8 million, consisting primarily of a net loss of $8.2 million and a change in operating assets and liabilities of $6.2 million and amortization of discount on short-term investments of $2.4 million, partially offset by non-cash stock-based compensation of $7.1 million and depreciation and amortization of $0.8 million.

Net cash used in operating activities for the three months ended March 31, 2024, was $9.3 million, consisting primarily of a net loss of $9.1 million and a change in operating assets and liabilities of $4.7 million, partially offset by non-cash stock-based compensation of $4.7 million and depreciation and amortization of $1.1 million.

Cash provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2025, was $20.9 million, consisting of net maturities of short-term investments of $21.4 million, partially offset by purchases of property and equipment of $0.6 million.

Net cash provided by investing activities for the three months ended March 31, 2024, was $24.3 million, consisting of net maturities of short-term investments of $26.2 million, partially offset by purchases of property and equipment of $2.0 million.

Cash (used in) provided by financing activities

Net used in financing activities for the three months ended March 31, 2025, was $0.7 million consisting primarily of payments for employee taxes related to stock compensation of $1.4 million, partially offset by proceeds from issuance of common stock of $0.7 million.

Net cash provided by financing activities for the three months ended March 31, 2024, was $8.0 million consisting primarily of proceeds from issuances of common stock of $10.2 million partially offset by payments for employee taxes related to stock compensation of $2.1 million.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which may affect our future financial statement presentation, financial condition, results of operations and cash flows. Our significant accounting policies are more fully described in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. We believe that the accounting policies we use are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

We believe that accounting policies we have identified as critical involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, those are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025.

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

Uncertain macroeconomic conditions including recent inflationary pressures and the rise in interest rates have created significant uncertainty in the U.S. economy and capital markets, which may continue through the remainder of 2025 and beyond and could negatively impact our financial results and liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk is the potential loss arising from the adverse changes in market rates and prices.

Interest Fluctuation Rate Risk

We had cash and cash equivalents and short-term investments of $229.3 million as of March 31, 2025, which consisted of $201.3 million in highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) change in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2025 and December 31, 2024. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the quarter ended March 31, 2025 or March 31, 2024.

Foreign Currency Exchange Risk

As of March 31, 2025, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the aforementioned evaluation of disclosure controls and procedures during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

33

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $36.9 million and $50.1 million for the years ended December 31, 2024 and 2023, respectively, and $10.7 million for the three months ended March 31, 2025 and 2024, respectively. As a result of these losses, as of March 31, 2025, we had an accumulated deficit of $630.3 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products.

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

As of March 31, 2025 and December 31, 2024, we had $229.3 million and $237.2 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as such metric may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, and inflation may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

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

Additionally, the current inflationary environment may materially affect our business and operating results by increasing the costs of our supplies and may drive the U.S. Federal Reserve system to increase interest rates, which in turn may increase our overhead costs. Rising interest rates could make it more difficult to obtain traditional financing on acceptable terms, if at all. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial positions or results of operations to date, additional high inflation could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, global geopolitical tensions, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital. We import from China certain materials and other components for use in our products, and such goods are subject to tariffs. Increases in tariffs could result in increased costs.

Changes in United States trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations.

Changes in United States trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where we source our products could result in increased material costs for our products. If we are unable to mitigate these risks through supply chain adjustments, such as changing vendors, pricing strategies, or other measures could adversely effect our gross margins, business, financial condition and results of operations.

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

38

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

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with manufacturers and distributors of premium and conventional IOLs. Our most significant competitors in the IOL field include Alcon, Johnson & Johnson and Bausch + Lomb. Many of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. Therefore, they can spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have a single product or a limited range of products. In addition, patients who receive an LAL will be required to wear UV protective glasses until final lock-in which is approximately four to five weeks after surgery. They will also be required to return for an additional two to three clinic visits compared to traditional monofocal cataract surgery. The additional clinic visits are non-surgical but do require the patient’s eyes to be dilated. Due to these additional requirements, market acceptance of the LAL may be impacted. We believe the principal competitive factors in our markets include:

•
The quality of patient outcomes, oftentimes measured by visual acuity, and adverse event rates;
•
Patient experience, including patient recovery time and level of discomfort;
•
Acceptance by treating doctors and referral sources;
•
Doctor learning curves and willingness to adopt new technologies, particularly during competitive launch periods;
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

41

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

43

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

Our internal computer systems, contractors or consultants or potential future collaborators, may fail or suffer actual or suspected security or privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm our brand and cause material disruption to our operations.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., hosting), contractors and consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as the ongoing conflicts in the Middle East and between Ukraine and Russia) and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in recent years. Our employees generally work in a hybrid model in our offices and from home, and we may need to adjust our working model from time to time. As a result, we have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines.

Any disruption, security incident, or security breach resulting in any loss, destruction, unavailability, alteration or dissemination of, or damage to, our data, could subject us to significant fines or penalties for any noncompliance with certain state, federal and/or international laws relating to privacy, data protection, and information security. Litigation and governmental investigations could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, and/or adversely affect our reputation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or security breaches or incidents in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events. No assurances can be given that our efforts to reduce the risks of, or to detect, such attacks, breaches or incidents that occur will be successful and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

49

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

We have expanded, and may continue to expand, our organization, including expanding our sales and marketing capability and creating additional infrastructure to support our operations as a public company, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing and finance and accounting. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert or stretch our management and business development resources in a way that we may not anticipate. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

60

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

66

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

Further, under the new leadership at the HHS under the Trump administration, agency reorganization, departure of high-profile regulators at the FDA, and reduction in force (RIF) initiative, or layoffs, may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, President Trump issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the Trump administration and the new FDA commissioner, Dr. Martin Makary, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the Trump administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

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

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy, data protection or security laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws, regulations or rules concerning personal information and data security and have prioritized privacy and security violations for enforcement actions. Additionally, in the United States, California adopted the CCPA in January 2020, which requires certain companies that process information of California consumers to, among other things, provide certain disclosures to California consumers and afford such consumers abilities to exercise certain rights with respect to their personal information and opt out of certain sales of personal information, in addition to severely limiting our ability to use their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the unauthorized access and exfiltration, theft, or disclosure of personal information. Furthermore, in November 2020, California voters passed the CPRA, which became effective January 1, 2023. The CPRA imposes additional obligations on covered companies and significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. Other states have proposed or enacted privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. Similar legislation has been proposed, and in certain cases enacted, in other states. It remains unclear how various provisions of the CCPA and these other new and evolving state laws will be interpreted and enforced. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach (and, in some cases, to regulators).

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

The GDPR provides that EU member states may make their own laws and regulations limiting the (i) processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and (ii) profiling and automated individual decision-making of individuals, which could limit our ability to use and share personal data or other data and could cause our costs to increase, harming our business and financial condition. Non-compliance with the GDPR can be subject to significant penalties, including fines of up to €20 million or 4% of total worldwide revenue, whichever is greater. Interpretations of the GDPR by local data protection authorities in EU member states, along with the complexity of the regime itself, create uncertainty regarding the interpretation and enforcement of the law, with potential inconsistencies across EU member states. Other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations relating to privacy, data protection or security, which enhances risks relating to compliance with such laws. Further, the United Kingdom has adopted the UK General Data Protection Regulation and UK Data Protection Act, which retain the GDPR in the United Kingdom’s national law and provide for a penalty structure similar to the GDPR. These developments have required us to review and modify the legal means by which we process personal data and may require us to make other modifications. The implementation and enforcement of the GDPR and other evolving legislation may subject us to enforcement risk and requirements to change certain of our data collection, data processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through May 1, 2025, our common stock has traded at a low of $8.80 and a high of $66.54 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

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

As of March 31, 2025, we had 40,588,540 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

On February 25, 2025, we filed a registration statement on Form S-8 under the Securities Act to register the issuance of 1,617,128 shares of common stock subject to options or other equity awards reserved for future issuance under the 2021 Plan. The number of shares to be registered represents the annual evergreen increase calculated as 4% of the outstanding shares of our common stock on the last day of fiscal year 2024 under our 2021 Plan.

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

87

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

None

(c) Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

On April 8, 2025, Shweta Maniar, a member of our Board of Directors, terminated her Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”) dated August 22, 2024.

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

RxSight, Inc.

Date: May 7, 2025	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Shelley Thunen
Shelley Thunen
Co-President and Chief Financial Officer
(Principal Financial and Accounting Officer)

