Form 10-Q
period 2025-06-30
RxSight, Inc.
filed 2025-08-07
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 40,915,963 shares of common stock, $0.001 par value per share, outstanding.

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

3

•
our ability to obtain, maintain and expand regulatory clearances for our products and any new products we create;
•
our expected uses of our existing resources;
•
our belief that our current manufacturing capacity is sufficient to meet our current expected demand for at least the next 12 months;
•
our belief that we have sufficiently trained personnel and processes to manufacture our products;
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

Item 1. Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,355	$16,706
Short-term investments	187,136	220,517
Accounts receivable, net	28,058	30,050
Inventories, net	25,061	22,009
Prepaid and other current assets	3,264	4,541
Total current assets	283,874	293,823
Property and equipment, net	13,255	12,413
Operating leases right-of-use assets	10,588	11,217
Restricted cash	750	750
Other assets	542	360
Total assets	$309,009	$318,563

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,348	$4,544
Accrued expenses and other current liabilities	15,934	20,358
Lease liabilities	1,101	974
Total current liabilities	20,383	25,876
Long-term lease liabilities	10,614	11,322
Other long-term liabilities	—	127
Total liabilities	30,997	37,325
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 40,913,380 shares issued and outstanding as of June 30, 2025 and 40,428,220 shares issued and outstanding as of December 31, 2024	41	40
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	920,159	903,127
Accumulated other comprehensive (loss) income	(117)	166
Accumulated deficit	(642,071)	(622,095)
Total stockholders' equity	278,012	281,238
Total liabilities and stockholders' equity	$309,009	$318,563

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Sales	$33,637	$34,887	$71,531	$64,399
Cost of sales	8,447	10,637	18,013	19,464
Gross profit	25,190	24,250	53,518	44,935
Operating expenses:
Selling, general and administrative	28,976	24,292	57,611	47,616
Research and development	10,217	8,291	20,584	16,322
Total operating expenses	39,193	32,583	78,195	63,938
Loss from operations	(14,003)	(8,333)	(24,677)	(19,003)
Other income (expense), net:
Interest expense	(5)	(6)	(11)	(11)
Interest and other income	2,254	2,276	4,762	3,860
Loss before income taxes	(11,754)	(6,063)	(19,926)	(15,154)
Income tax expense	32	16	50	25

Net loss	$(11,786)	$(6,079)	$(19,976)	$(15,179)
Other comprehensive loss
Unrealized loss on short-term investments	(146)	(64)	(303)	(109)
Foreign currency translation gain (loss)	14	(1)	20	(4)
Total other comprehensive loss	(132)	(65)	(283)	(113)

Comprehensive loss	$(11,918)	$(6,144)	$(20,259)	$(15,292)

Net loss per share:
Basic & diluted	$(0.29)	$(0.16)	$(0.49)	$(0.40)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	40,743,786	38,455,955	40,627,363	37,649,521

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Six Months Ended June 30, 2025

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2024	40,428,220	$40	$903,127	$166	$(622,095)	$281,238
Shares issued for the exercise of stock options and vesting of restricted stock units	210,332	1	696	—	—	697
Shares redeemed for employee tax withholdings	(50,012)	—	(1,418)	—	—	(1,418)
Stock-based compensation expense	—	—	7,140	—	—	7,140
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(157)	—	(157)
Foreign currency translation adjustment	—	—	—	6	—	6
Net loss	—	—	—	—	(8,190)	(8,190)
Balance at March 31, 2025	40,588,540	$41	$909,545	$15	$(630,285)	$279,316
Shares issued for the exercise of stock options and vesting of restricted stock units	268,485	—	1,362	—	—	1,362
Stock-based compensation expense		—	8,547	—	—	8,547
Shares issued for the employee stock purchase plan	56,355	—	705	—	—	705
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(146)	—	(146)
Foreign currency translation adjustment	—	—	—	14	—	14
Net loss	—	—	—		(11,786)	(11,786)
Balance at June 30, 2025	40,913,380	$41	$920,159	$(117)	$(642,071)	$278,012

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Six Months Ended June 30, 2024

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2023	36,139,513	$36	$754,971	$(5)	$(594,640)	$160,362
Shares issued for the exercise of stock options and vesting of restricted stock units	1,061,336	1	10,152	—	—	10,153
Shares redeemed for employee tax withholdings	(39,096)	—	(2,134)	—	—	(2,134)
Stock-based compensation expense	—	—	4,696	—	—	4,696
Unrealized loss on short-term investments and cash equivalents, net of tax				(45)		(45)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(9,100)	(9,100)
Balance at March 31, 2024	37,161,753	$37	$767,685	$(53)	$(603,740)	$163,929
Shares issued for the exercise of stock options and vesting of restricted stock units	363,105	1	3,102	—	—	3,103
Stock-based compensation expense	—	—	6,105		—	6,105
Shares issued for the employee stock purchase plan	38,905	—	737	—	—	737
Issuance of common stock for at-the-market offerings, net of issuance costs	2,053,571	2	107,475	—	—	107,477
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(64)	—	(64)
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(6,079)	(6,079)
Balance at June 30, 2024	39,617,334	$40	$885,104	$(118)	$(609,819)	$275,207

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(19,976)	$(15,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,561	1,927
Provision for bad debts	32	—
Amortization of right-of-use lease assets	—	33
Amortization of discount on short-term investments	(4,541)	(3,578)
Stock-based compensation	15,687	10,801
Provision for excess and obsolete inventory	1,250	167
Change in operating assets and liabilities:
Accounts receivable	1,960	(5,441)
Inventories	(4,302)	(2,189)
Prepaid and other assets	1,742	673
Accounts payable	(1,491)	789
Accrued expenses and other liabilities	(5,130)	(1,339)
Net cash used in operating activities	(13,208)	(13,336)
Investing Activities:
Purchases of property and equipment	(2,112)	(3,490)
Maturities of short-term investments	110,000	119,000
Purchases of short-term investments	(72,381)	(206,881)
Net cash provided by (used in) investing activities	35,507	(91,371)
Financing Activities:
Proceeds from issuance of common stock from public offering	—	108,100
Proceeds from issuance of common stock	2,764	13,993
Payments for employee taxes related to stock compensation	(1,418)	(2,133)
Principal payments on finance lease liabilities	(16)	(38)
Payments of deferred offering costs	—	(377)
Payments of debt issuance costs	—	(80)
Net cash provided by financing activities	1,330	119,465
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	20	(4)
Net increase in cash, cash equivalents and restricted cash	23,649	14,754
Cash, cash equivalents and restricted cash - beginning of period	17,456	10,402
Cash, cash equivalents and restricted cash - end of period	$41,105	$25,156
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	1,383	1,128
Cash paid for income taxes	70	24
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	—	9,060
Lease obligations recorded for right-of-use assets:
Operating lease	—	9,060
Acquisition of property and equipment included in accounts payable and accrued expenses and accrued liabilities	250	229
Deferred offering and financing costs included in accounts payable and accrued liabilities	—	392
Reclassification of deferred financing costs	—	768

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Description of Business

RxSight®, Inc. (the “Company”) is a Delaware corporation headquartered in Aliso Viejo, California with wholly owned subsidiaries located in Hong Kong (“RxSight, Limited”) and in Amsterdam, Netherlands (“RxSight, B.V.”). RxSight, B.V. has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany (“RxSight GmbH”). The Company is engaged in the research and development, manufacture and sale of light adjustable intraocular lenses used in cataract surgery along with capital equipment used with the lenses.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of RxSight, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Sales	$33,637	$34,887	$71,531	$64,399
Cost of sales	8,447	10,637	18,013	19,464
Gross profit	25,190	24,250	53,518	44,935
Operating expenses:
Commercial	21,612	17,332	42,786	33,806
General and administrative	7,364	6,960	14,825	13,810
Research and development	8,865	6,357	17,921	12,507
Clinical & regulatory	1,352	1,934	2,663	3,815
Total operating expenses	39,193	32,583	78,195	63,938
Loss from operations	(14,003)	(8,333)	(24,677)	(19,003)
Other income (expense), net:
Interest expense	(5)	(6)	(11)	(11)
Interest and other income	2,254	2,276	4,762	3,860
Loss before income taxes	(11,754)	(6,063)	(19,926)	(15,154)
Income tax expense	32	16	50	25
Net loss	$(11,786)	$(6,079)	$(19,976)	$(15,179)

Liquidity

As of June 30, 2025 and December 31, 2024 the Company had cash, cash equivalents and short-term investments of $227.5 million and $237.2 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are developing. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended June 30, 2025 and 2024, the Company incurred losses from operations of $14.0 million and $8.3 million, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred losses from operations of $24.7 million and $19.0 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, however for the near future, the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of June 30, 2025 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended June 30, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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
•
the credit rating, financial condition and near-term prospects of the issuer; and

13

•
the type of investments made.

The Company had $112,000 of net unrealized losses and $190,000 of net unrealized gains related to short-term investments as of June 30, 2025 and December 31, 2024, respectively.

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

Accounts Receivable, net

The Company has a diverse customer base and as of June 30, 2025 and December 31, 2024 the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of June 30, 2025 or December 31, 2024.

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

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and operating lease liabilities. Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities at June 30, 2025 and December 31, 2024, approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of such date.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options issued and outstanding under the 2021 Equity Incentive Plan	1,005,795	5,618,186	4,273,819	5,843,009
Restricted stock units issued under the 2021 Equity Incentive Plan	359,735	666,573	348,793	544,320
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	148,877	59,149	158,785	61,085

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

The Company’s LDD contracts contain multiple performance obligations bundled for one transaction price, with all obligations generally satisfied within one year. For these bundled arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s LDD contracts include a combination of the following performance obligations: (i) LDD capital asset and related components, (ii) training and (iii) device service (initial year). Each of these three performance obligations are considered distinct. The LDD capital asset is distinct because the customer can benefit from it together with other resources that are readily available to the customer. Training on the use of the machine is offered as a distinct activity after installation of the LDD to enhance the customer’s ability to utilize the machine by having an industry professional provide best practices and customize training to the specific needs of the customer. Each LDD comes with a twelve-month manufacturer’s warranty (service-type) that includes preventative maintenance, unscheduled service (labor and parts) and software updates. After the first year, service contracts can be purchased separately on a standalone basis. The Company recognizes revenue as performance obligations are satisfied by transferring control of the product or service to a customer. Specifically, revenue for the LDD capital asset is recognized at a point in time usually at installation. Revenue for training is also recorded at a point in time, generally 60 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12 months. The Company has determined that the transaction price is the invoice price, net of adjustments, if any. The allocation to the separate performance obligations is based upon the relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. The Company regularly reviews and updates standalone selling prices as necessary.

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient. For the three and six months ended June 30, 2025 and 2024, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

For the three and six months ended June 30, 2025 and 2024, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

LDD (including training)	$5,134	$10,189	$14,524	$18,902
LAL	27,006	23,828	54,192	43,745
Service warranty, service contracts, and accessories	1,497	870	2,815	1,752

Total sales	$33,637	$34,887	$71,531	$64,399

For the three and six months ended June 30, 2025 and 2024, the Company did not have any customers who individually accounted for greater than 10% of revenue.

The following table represents the contract liabilities from sales activity for the six months ended June 30, 2025 and 2024, respectively (in thousands):

	Six Months Ended June 30,
	2025	2024

Balance at beginning of period	$2,994	$1,888
Additions during the period	2,772	1,949
Revenue recognized during the period	(2,504)	(1,707)
Balance at end of period	$3,262	$2,130

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended June 30, 2025 that are of significance or potential significance to the Company.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$187,248	$(112)	$187,136

	As of December 31, 2024
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$220,327	$190	$220,517

All available-for-sale securities held as of June 30, 2025 and December 31, 2024 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Finished goods	$15,960	$12,029
Raw materials	6,806	7,109
Work-in-process	3,968	3,484
Total inventories, gross	26,734	22,622
Less: reserve for excess and obsolete inventory	(1,673)	(613)
Total inventories, net	$25,061	$22,009

At June 30, 2025 and December 31, 2024, finished goods included $6.7 million and $5.7 million of inventory held on consignment at customer sites, respectively.

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

	As of June 30, 2025
	Level I	Level II	Total
Assets:
Money market securities	$36,319		$36,319
U.S. Treasury securities	—	187,136	187,136
Total assets at fair value	$36,319	$187,136	$223,455

	As of December 31, 2024
	Level I	Level II	Total
Assets:
Money market securities	$9,228	—	$9,228
U.S. Treasury securities	—	220,517	220,517
Total assets at fair value	$9,228	$220,517	$229,745

Note 6 – Stock-Based Compensation Expense

The Company has one equity incentive compensation plan, the 2021 Plan.

2021 Plan

On July 28, 2021, the 2021 Plan was adopted and approved by the Board and stockholders. The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock available for issuance under the 2021 Plan was equal to 6,989,665 shares of common stock.

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the lesser of: (i) 7,260,406 shares of the Company's common stock; (ii) 4% of the outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 Plan is administered by the Board, or a duly authorized committee thereof. On January 1, 2025 and 2024, the number of shares available under the 2021 Plan increased by 1,617,128 and 1,445,580 shares of common stock, respectively, pursuant to this feature. As of June 30, 2025, the number of shares of the Company’s common stock available for future issuance and not subject to outstanding awards under the 2021 Plan was equal to 461,184 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of June 30, 2025, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 463,240 shares of common stock. The initial purchase period began on November 1, 2021.

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

A summary of the stock option activities related to the 2021 Plan for the six months ended June 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2024	5,906,298	$22.07	6.92
Granted	1,240,932	27.99
Exercised	(314,357)	6.55
Forfeited	(85,248)	27.55
Expired	(7,811)	24.02
Options outstanding as of June 30, 2025	6,739,814	23.81	7.15
Exercisable as of June 30, 2025	3,945,820	$18.24	6.00

As of June 30, 2025 and December 31, 2024 the intrinsic value of options vested was $2.5 million and $69.3 million, respectively, and of all options outstanding was $2.6 million and $94.4 million, respectively. During the six months ended June 30, 2025 and 2024, the total cash received from the exercise of stock options was $2.1 million and $13.3 million, respectively. The total fair value less strike price of these options was $4.2 million and $50.3 million, respectively.

A summary of non-vested restricted stock unit activities for the six months ended June 30, 2025 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2024	585,458	$30.64
Granted	655,996	22.81
Vested	(164,460)	27.22
Forfeited	(34,602)	28.69
Unvested at June 30, 2025	1,042,392	$26.32

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,155	$1,395	$3,963	$2,501
Selling, general and administrative	5,722	4,210	10,435	7,410
Cost of sales	670	500	1,289	890
	$8,547	$6,105	$15,687	$10,801

As of June 30, 2025 and December 31, 2024, there were 2,793,994 and 2,343,015 unvested options, respectively. As of June 30, 2025 and December 31, 2024, total unrecognized expense related to unvested stock options was approximately $55.5 million and $45.8 million, respectively. Both amounts are expected to be recognized over a weighted average period of approximately 2.7 and 2.4 years, respectively.

As of June 30, 2025, and December 31, 2024, total unrecognized expense related to non-vested restricted stock units was approximately $24.2 million and $15.0 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years and 2.2 years, respectively.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Six Months Ended June 30,
	2025		2024
	Range	Weighted Average	Range	Weighted Average
Expected volatility	52.0% to 70.0%	65.8%	69.0% to 72.0%	71.0%
Risk-free interest rate	3.7% to 4.8%	4.1%	3.9% to 4.7%	4.2%
Expected life (in years)	5.5 to 6.1 years	6.0 years	6.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$13.23 to $33.87	$28.12	$36.89 to $60.65	$55.93

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	June 30, 2025	December 31, 2024
Shares subject to stock options issued and outstanding under the 2021 Plan	6,739,814	5,906,298
Shares available for future issuance under the 2021 Plan	461,184	563,311
Restricted stock units issued under the 2021 Plan	1,042,392	585,458
Shares available for future issuance under 2021 ESPP	463,240	519,595
Total shares of common stock reserved	8,706,630	7,574,662

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

As of June 30, 2025 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 150,000 square feet in the aggregate. For one such operating lease, the lessor provided $1.1 million in tenant allowances.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (in thousands):

		June 30,	December 31,
Leases	Classification	2025	2024

Assets
Operating	Operating leases right-of-use assets	$10,588	$11,217
Finance	Property and equipment, net	95	125
Total lease assets		10,683	11,342
Liabilities
Current
Operating	Lease liabilities	1,075	946
Finance	Lease liabilities	26	28
Noncurrent
Operating	Long-term lease liabilities	10,534	11,216
Finance	Long-term lease liabilities	80	106
Total lease liabilities		$11,715	$12,296

Maturities of the Company’s operating and finance lease liabilities as of June 30, 2025 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2025 (remainder)	$1,244	$20
2026	2,901	40
2027	3,055	40
2028	3,155	34
2029	3,258	—
2030	3,364	—
Thereafter	285	—
Total lease payments	17,262	134
Less: imputed interest	(5,653)	(28)
Total lease liabilities	$11,609	$106

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of June 30, 2025 and December 31, 2024 were:

	June 30,	December 31,
Lease Term and Discount Rate	2025	2024
Weighted average remaining lease term (years)
Operating leases	5.59	6.08
Finance leases	3.35	3.85
Weighted average discount rate
Operating leases	14.4%	14.4%
Finance leases	14.4%	14.4%

Note 8 – Commitments and Contingencies

Legal Matters

The Company recognizes legal expense in connection with loss contingencies as incurred.

The Company occasionally becomes involved in litigation arising from the normal course of business, and management is unable to determine the extent of any liability that may arise from unanticipated future litigation. The Company has no reason to believe that any liability with respect to pending legal actions or regulatory requests, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements or results of operations.

Securities Class Action

On July 22, 2025, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its officers, captioned Makaveev v. RxSight, Inc., et al., No. 8:25-cv-01596. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding demand for the company’s products and financial guidance. The plaintiff seeks unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, the company believes it has meritorious defenses, vehemently deny the allegations, and intends to defend the case vigorously. Failure to obtain a favorable resolution of this lawsuit could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a commercial-stage medical technology company dedicated to providing high quality customized vision to patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens® (“LAL®” and “LAL®”, collectively the “LAL”), RxSight Light Delivery Device (“LDD™”), and accessories. Our LAL is a premium intraocular lens (“IOL”) made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet (“UV”) light generated by our LDD.

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

We compete primarily in the IOL market in the U.S. The LAL is a premium IOL which is partially reimbursable under Medicare, and in some cases by private payors. Premium IOLs are sold at a higher price point than conventional IOLs, as they provide refractive correction of vision unlike a conventional IOL that only replaces the natural lens with a clear lens (which is the standard for Medicare reimbursement). Our RxSight system is approved in the U.S., the European Union, South Korea, Singapore, Canada and Mexico for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. We may selectively pursue commercial expansion in these or other geographies that accept these approvals in the future, with a priority on markets where we see significant potential opportunities. New approvals may also be sought in large foreign cataract markets with more complex regulatory processes such as Asia and Europe.

We are a Delaware corporation headquartered in Aliso Viejo, California with two wholly owned subsidiaries located in Hong Kong (“RxSight, Limited”) and in Amsterdam, Netherlands (“RxSight, B.V.”). RxSight, B.V. has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany (“RxSight GmbH”).

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our United States commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the roughly 3,500 U.S. cataract surgeons that perform 70%-80% of all premium IOL procedures. As of June 30, 2025, we had established an installed base of 1,084 LDDs in ophthalmology practices and, since our inception through June 30, 2025, surgeons have implanted approximately 250,000 LALs.

We believe this business model provides an attractive and concentrated market opportunity addressable with a focused sales force. We intend to continue to make significant investments in our sales, marketing, clinical and practice development organizations. We recently realigned our commercial structure by unifying our LAL sales and clinical support personnel into a single Customer Success Organization. Each team within the Customer Success Organization is responsible for a defined group of doctors and practices, managing the customer experience from onboarding through long-term LAL utilization growth. The majority of employees in our approximately 200-person commercial organization are in the Customer Success Organization. Our LDD sales team remains focused on selling to new high-potential accounts. Once onboarded, new RxSight customers are transitioned to the Customer Success Organization, that is responsible for clinical education and execution and sustained growth in LAL use. We plan growing our business by both increasing the adoption of the LAL and expanding the size of our LDD installed base. To further strengthen our competitive position in the premium IOL market, our research and development activities are focused primarily on programs that aim to improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and support lifecycle management.

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

We intend to continue to make investments in our sales and marketing organization, including personnel in clinical applications, practice development, sales and technical service personnel. We will expand our marketing efforts though additional print and digital, social media, education and other customer tools to drive further adoption of the RxSight system. We will also continue to make significant investments in research and development and clinical expenses to make enhancements in our current products. Additionally, as a public company, we have incurred and expect to continue to incur increased costs for employee-related expenses, director and officer insurance premiums, audit fees, costs for compliance with Section 404(b) of the Sarbanes-Oxley Act, legal fees, investor relations fees, fees to members of our Board of Directors, and expenses for compliance with public-company reporting requirements. Because of these and other factors, we expect to continue to incur net losses and negative cash flows from operations in the near future.

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

	2025		2024
	Q1	Q2	Q1	Q2	Q3	Q4
LDDs Sold	73	40	66	78	78	83
Installed Base at End of Period	1,044	1,084	732	810	888	971

	2025		2024
	Q1	Q2	Q1	Q2	Q3	Q4
LALs Sold	27,579	27,380	20,218	24,214	24,554	29,069

During the quarter ended June 30, 2025, we sold 40 LDD's which was a decrease of 38 when compared to the prior year period due to slower adoption of our RxSight technology by practices and doctors. LAL sales increased by 3,166 when compared to the quarter ended June 30, 2024 primarily due to an increased LDD installed base.

Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control. We may be affected by other seasonal trends in the future, including severe weather (which can impact the number of elective procedures performed), particularly as our business matures. We may not yet be able to accurately assess seasonality and other trends, and we will continue to evaluate our business in the future using these and other financial metrics as we observe trends in our business. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.

Components of results of operations

Sales

Our sales consist of the sale of LALs used in cataract surgeries, the LDDs for delivering light to the LALs to adjust the lens post-surgery, as needed, and service and accessories. Revenue is derived from sales of products mainly in the United States. Customers are primarily comprised of ophthalmic practices (LDD sales) and ambulatory surgery centers (LAL sales). While sales declined in the first and second quarters of 2025 following several years of rapid growth, we expect to return to revenue growth in absolute dollars. In order to increase LAL use at our current customers, we recently realigned our commercial structure by unifying our LAL sales and clinical support personnel into a single Customer Success Organization. Each team within the Customer Success Organization is responsible for a defined group of doctors and practices, overseeing customer experience from initial onboarding through ongoing efforts to drive long-term utilization growth. Our LDD sales team remains focused on acquiring new high-potential accounts, that are subsequently transitioned to the Customer Success Organization for clinical support, education, and to maximize long-term utilization and growth and LAL use. We also plan to continue to grow our business by expanding the size of our LDD installed base.

In the U.S. LALs are held at customer sites on consignment. Revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient. Outside the U.S., generally, LALs are held at distributor sites and distributor customer locations, with revenue recognized for LALs upon the distributor notification that the LALs have been implanted in a patient.

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

For the three and six months ended June 30, 2025 and 2024, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

LDD (including training)	$5,134	$10,189	$14,524	$18,902
LAL	27,006	23,828	54,192	43,745
Service warranty, service contracts, and accessories	1,497	870	2,815	1,752

Total sales	$33,637	$34,887	$71,531	$64,399

For the three and six months ended June 30, 2025 and 2024 we did not have any one customer who individually accounted for more than 10% of revenue.

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

Our LDD, as is typical of many medical device capital equipment products, has a low gross margin, as the material cost of the LDD is a significant portion of the total cost to manufacture. In addition, we do not mark up our LDD substantially because LDDs, once sold, can generate LAL procedures. Our LAL gross margin is higher, with low material cost but high fixed overhead costs. When our manufacturing volume of the LAL increases, we expect improved gross margin.

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

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Sales	$33,637	$34,887	$(1,250)	(3.6)%
Cost of sales	8,447	10,637	$(2,190)	(20.6)
Gross profit	$25,190	$24,250	$940	3.9%
Operating expenses:
Selling, general and administrative	28,976	24,292	4,684	19.3
Research and development	10,217	8,291	1,926	23.2
Total operating expenses	39,193	32,583	6,610	20.3
Loss from operations	$(14,003)	$(8,333)	$(5,670)	68.0%
Other income (expense), net:
Interest expense	(5)	(6)	1	(19.6)
Interest and other income	2,254	2,276	(22)	(1.0)
Total other (expense) income, net:	2,249	2,270	(21)	(0.9)%
Loss before income taxes	(11,754)	(6,063)	(5,691)	93.9
Income tax expense	32	16	16	95.9
Net loss	$(11,786)	$(6,079)	$(5,707)	93.9%
Other comprehensive loss
Unrealized loss on short-term investments	(146)	(64)	(82)	127.3
Foreign currency translation gain (loss)	14	(1)	15	(2,352.0)
Total other comprehensive loss	(132)	(65)	(67)	103.0
Comprehensive loss	$(11,918)	$(6,144)	$(5,774)	94.0%

Sales

Sales decreased by $1.3 million, or 3.6%, to $33.6 million for the three months ended June 30, 2025, from $34.9 million for the three months ended June 30, 2024. The decrease in total sales was primarily due to a 49% reduction, or 38 unit reduction from 78 LDDs sold in the three months ended June 30, 2025 to 40 units sold in the three months ended June 30, 2024. The reduced LDD sales were partially offset by increased LAL sales of 3,166, or a 13% increase, when compared to the prior quarter last year. The reduction in LDD sales was due to slower year-over-year growth in LAL sales over the last nine months. This, in turn, reduced the rate of new customer acquisitions of LDDs. Broader worldwide economic uncertainty, world-wide instability stemming from international conflicts further contributed to the reduction in LDD sales. To address slower or negative LAL growth, we have realigned the sales and marketing organization to better address existing customer LAL growth, which affected new LDD customer sales.

Cost of sales

Cost of sales decreased by $2.2 million, or 20.6%, to $8.5 million for the three months ended June 30, 2025, from $10.6 million for the three months ended June 30, 2024, primarily due to the decreased number of LDDs sold during the period. Gross margin increased to 74.9% in the three months ended June 30, 2025, from 69.5% for the three months ended June 30, 2024, primarily due to improved operating leverage and favorable product mix from a greater percentage of revenue from LAL sales.

SG&A expenses

SG&A expenses increased by $4.7 million, or 19.3%, to $29.0 million for the three months ended June 30, 2025, from $24.3 million for the three months ended June 30, 2024. This increase was primarily attributable to an increase in selling and marketing costs of $4.3 million, mainly due to increased compensation and benefits of $1.1 million from increased headcount of 26, $0.9 million of increased stock-based compensation expense and $0.7 million primarily due to additional post market studies, in each case when compared to the three months ended June 30, 2024. General and administrative expenses increased $0.4 million due to increased stock-based compensation of $0.6 million partially offset by $0.3 million of lower audit and audit related expenses in each case when compared to the three months ended June 30, 2024.

Research and development expenses

Research and development expenses increased by $1.9 million, or 23.2%, to $10.2 million for the three months ended June 30, 2025, from $8.2 million for the three months ended June 30, 2024. This increase was primarily attributable to $1.0 million due to increased overhead costs, $0.7 million from increased stock-based compensation and $1.1 million in increased personnel costs when compared to the three months ended June 30, 2024.

Other income (expense), net

Other income (expense), net, was $2.3 million for the three months ended June 30, 2025, and 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 together with the dollar increase or decrease and percentage change in those items:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Sales	$71,531	$64,399	$7,132	11.1%
Cost of sales	18,013	19,464	(1,451)	(7.5)
Gross profit	$53,518	$44,935	$8,583	19.1%
Operating expenses:
Selling, general and administrative	57,611	47,616	9,995	21.0
Research and development	20,584	16,322	4,262	26.1
Total operating expenses	78,195	63,938	14,257	22.3
Loss from operations	$(24,677)	$(19,003)	$(5,674)	29.9%
Other income (expense), net:
Interest expense	(11)	(11)	—	0.0
Interest and other income	4,762	3,860	902	23.4
Total other income (expense), net:	4,751	3,849	902	23.4%
Loss before income taxes	(19,926)	(15,154)	$(4,772)	31.5
Income tax expense	50	25	25	97.4
Net loss	$(19,976)	$(15,179)	$(4,797)	31.6%
Other comprehensive loss
Unrealized loss on short-term investments	(303)	(109)	(194)	176.8
Foreign currency translation gain (loss)	20	(4)	24	(680.1)
Total other comprehensive income	(283)	(113)	(170)	150.2
Comprehensive loss	$(20,258)	$(15,292)	$(4,966)	32.5%

Sales

Sales increased by $7.1 million, or 11.1%, to $71.5 million for the six months ended June 30, 2025, from $64.4 million for the six months ended June 30, 2024. The increase was due to incremental sales of 10,527 LALs primarily due to an increased LDD installed base, offset by reduced of LDDs sales during the six months ended

June 30, 2025. The LDD sales decrease was 31 units, a 21% reduction from 144 LDDs sold in the six months ended June 30, 2025 to 113 units sold in the six months ended June 30, 2024. The reduced LDD sales were partially offset by increased LAL sales of 10,527 LALs, a 21% increase, when compared to the six months ended June 30, 2024. The reduction in LDD sales was concentrated in the three months ended June 30, 2025. The reduction in LDD sales was due to slower year-over-year growth in LAL sales over the last nine months. This, in turn, reduced the rate of new customer acquisitions of LDDs. Broader worldwide economic uncertainty, world-wide instability stemming from international conflicts further contributed to the reduction in LDD sales. To address slower or negative LAL growth, we have realigned the sales and marketing organization to better address existing customer LAL growth, which affected new LDD customer sales.

Cost of sales

Cost of sales decreased by $1.5 million, or 7.5%, to $18.0 million for the six months ended June 30, 2025 from $19.5 million for the six months ended June 30, 2024, primarily due to the decrease in the number of LDDs sold during the period. Gross margin increased to 74.8% for the six months ended June 30, 2025 from 69.8% for the six months ended June 30, 2024, primarily due to favorable product mix from a greater percentage of revenue from LAL sales and increased margins on our LDD due to lower material costs.

SG&A expenses

SG&A expenses increased by $10.0 million, or 21.0%, to $57.6 million for the six months ended June 30, 2025, from $47.6 million for the six months ended June 30, 2024. This increase was primarily attributable to an increase in selling and marketing costs of $9.0 million, mainly due to increased compensation and benefits of $2.8 million from increased headcount of 26, $1.8 million of increased stock-based compensation expense, $2.6 million in additional post market study costs, new customer acquisition costs and increased travel costs of $0.5 million, in each case when compared to the six months ended June 30, 2024. General and administrative expenses increased $1.0 million due to increased personnel expenses of $0.3 million, increased stock-based compensation of $1.2 million and increased facility costs of $0.3 million, partially offset by reduced legal and accounting fees of $0.5 million when compared to the six months ended June 30, 2024.

Research and development expenses

Research and development expenses increased by $4.3 million, or 26.1%, to $20.6 million for the six months ended June 30, 2025, from $16.3 million for the six months ended June 30, 2024. This increase was primarily attributable to $2.1 million in increased personnel costs primarily from increased headcount and $1.5 million from increased stock-based compensation.

Other income (expense), net

Other income (expense), net, was $4.8 million for the six months ended June 30, 2025, as compared to income of $3.8 million for the six months ended June 30, 2024. The increase was primarily due to increased interest income between periods of $0.9 million from higher short-term investment balances.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $227.5 million. For the six months ended June 30, 2025, and 2024, our loss from operations were $24.7 million and $19.0 million, respectively. We had an accumulated deficit of $642.1 million as of June 30, 2025.

Funding requirements

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
reduced or negative sales growth in 2025
•
our future sales growth, including international expansion;
•
our research and development efforts;

30

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

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Six Months Ended June 30,
	(unaudited)
	2025	2024
Net cash (used in) provided by:
Operating activities	$(13,208)	$(13,336)
Investing activities	35,507	(91,371)
Financing activities	1,330	119,465
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	20	(4)
Net increase in cash, cash equivalents and restricted cash	$23,649	$14,754

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2025, was $13.2 million, consisting primarily of a net loss of $20.0 million and a change in operating assets and liabilities of $7.2 million, partially offset by non-cash stock-based compensation of $15.7 million and depreciation and amortization of $1.6 million.

Net cash used in operating activities for the six months ended June 30, 2024, was $13.3 million, consisting primarily of a net loss of $15.2 million and a change in operating assets and liabilities of $7.5 million, partially offset by non-cash stock-based compensation of $10.8 million and depreciation and amortization of $1.9 million.

Cash provided by (used in) investing activities

Net cash provided by investing activities for the six months ended June 30, 2025, was $35.5 million, consisting of net maturities of short-term investments of $37.6 million and was partially offset by purchases of property and equipment of $2.1 million.

Net cash used in investing activities for the six months ended June 30, 2024, was $91.4 million, consisting of net purchase of short-term investments of $87.9 million and purchases of property and equipment of $3.5 million.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2025, was $1.3 million consisting of proceeds from issuance of common stock from stock option exercises of $2.7 million, partially offset by tax payments for employee stock compensation of $1.4 million.

Net cash provided by financing activities for the six months ended June 30, 2024, was $119.5 million consisting primarily of proceeds from issuances of common stock from the May 2024 public offering of $108.1 million, proceeds from issuance of common stock from stock option exercises of $14.0 million partially offset by tax payments for employee stock compensation of $2.1 million.

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

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2025.

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

Uncertain macroeconomic conditions including recent inflationary pressures and tariffs have created significant uncertainty in the U.S. economy and capital markets, which may continue through the remainder of 2025 and beyond and could negatively impact our financial results and liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk is the potential loss arising from the adverse changes in market rates and prices.

Interest Fluctuation Rate Risk

We had cash and cash equivalents and short-term investments of $227.5 million as of June 30, 2025, which includes $187.1 million in highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) change in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2025 and December 31, 2024. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the quarter ended June 30, 2025 or June 30, 2024.

Foreign Currency Exchange Risk

As of June 30, 2025, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the aforementioned evaluation of disclosure controls and procedures during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action

On July 22, 2025, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the company and certain of its officers, captioned Makaveev v. RxSight, Inc., et al., No. 8:25-cv-01596. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding demand for the Company’s products and financial guidance. The plaintiff seeks unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend the case vigorously. Failure to obtain a favorable resolution of this lawsuit could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

35

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
•
Current and future litigation proceedings could adversely affect our business, including the putative securities class action complaint filed in July 2025 in the U.S. District Court for the Central District of California which is pending.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $36.9 million and $50.1 million for the years ended December 31, 2024 and 2023, respectively, and $24.7 million for the six months ended June 30, 2025. As a result of these losses, as of June 30, 2025, we had an accumulated deficit of $642.1 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products.

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

As of June 30, 2025 and December 31, 2024, we had $227.5 million and $237.2 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as such metric may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

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
•
the degree of patient willingness to pay for the additional costs associated with our premium intraocular lens out of pocket or return for an additional two to three clinic visits compared to traditional cataract surgery;
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

40

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

43

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

45

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

50

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

51

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

As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) of approximately $345.2 million, some of which will begin to expire in various years ranging from 2025 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but beginning after December 31, 2020 the deductibility of such federal NOLs is generally limited to 80% of the current year taxable income. Various states may conform to the Tax Act, as modified by the CARES Act, to different extents.

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

We may not be able to obtain and maintain intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage. For example, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation or disclosure to unauthorized parties, despite our efforts to enter into confidentiality agreements with our employees, consultants, contractors, clients and other vendors who have access to such information, and could otherwise become known or be independently discovered by third parties. In addition, the patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our intellectual property at all. Despite our efforts to protect our intellectual property, unauthorized parties may be able to obtain and use information that we regard as proprietary.

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

Because we rely on third parties to supply components, raw materials, chemicals and other supplies to manufacture our RxSight system, and any future products, and we expect to collaborate with third parties on the continuing development of our RxSight system, and any future products, we must, at times, share trade secrets with them. We also expect to conduct R&D programs that may require us to share trade secrets under the terms of our partnerships or agreements with CROs. We seek to protect our proprietary technology in part by entering into agreements containing confidentiality and use restrictions and obligations with our advisors, employees, contractors, CMOs, CROs, other service providers and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

Modifications that could significantly affect the safety and effectiveness of our approved or cleared products, such as changes to the intended use or technological characteristics of our products, will require new PMAs, PMA Supplements or 510(k) clearances or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplemental approval or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that could significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a PMA. We may not be able to obtain the required 510(k) clearances or PMAs, or PMA supplements, or similar marketing authorization in applicable foreign jurisdictions, for new products or for modifications to, or additional indications for, our products in a timely fashion, or at all. Delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our products in the past and expect to make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA or a comparable foreign regulatory authority disagrees and requires new clearances or approvals for these modifications, we may be required to recall and to stop selling or marketing such products as modified, which could harm our operating results and require us to redesign such products. In these circumstances, we may be subject to significant enforcement actions.

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

The GDPR provides that EU member states may make their own laws and regulations limiting the (i) processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and (ii) profiling and automated individual decision-making of individuals, which could limit our ability to use and share personal data or other data and could cause our costs to increase, harming our business and financial condition. Non-compliance with the GDPR can be subject to significant penalties, including fines of up to €20 million or 4% of total worldwide revenue, whichever is greater. Interpretations of the GDPR by local data protection authorities in EU member states, along with the complexity of the regime itself, create uncertainty regarding the interpretation and enforcement of the law, with potential inconsistencies across EU member states. Other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations relating to privacy, data protection or security, which enhances risks relating to compliance with such laws. Further, the United Kingdom has adopted the UK General Data Protection Regulation and UK Data Protection Act, which retain the GDPR in the United Kingdom’s national law and provide for a penalty structure similar to the GDPR. The UK enacted the UK Data (Use and Access) Act 2025 on June 19, 2025, which made targeted amendments to the UK GDPR and the UK Data Protection Act. These developments have required us to review and modify the legal means by which we process personal data and may require us to make other modifications. The implementation and enforcement of the GDPR and other evolving legislation may subject us to enforcement risk and requirements to change certain of our data collection, data processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected.

Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the European Economic Area (“EEA”), Switzerland, and the United Kingdom. We rely on transfer mechanisms permitted under these laws, including EU Standard Contractual Clauses (“SCCs”). Such mechanisms have received heightened regulatory and judicial scrutiny in recent years. The Court of Justice of the European Union (“CJEU”) issued a decision in 2020 invalidating a transfer of personal data from the EEA and Switzerland to the U.S. and imposing additional obligations on companies using the SCCs. The European Commission has adopted new SCCs and the United Kingdom has adopted its own new standard contractual clauses. In June 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring contractual or other additional measures. the European Commission’s adequacy decision must be renewed in 2025 and is subject to revocation at any point. The modifications to the UK GDPR and UK Data Protection Act in the UK Data (Use and Access) Act 2025 may impact the European Commission’s renewal of its adequacy decision regarding the UK’s data protection framework. Any nonrenewal or revocation of, or modifications to, this adequacy decision could lead to additional costs and increase our overall risk exposure. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. These developments and other regulatory guidance or developments may impose additional obligations with respect to cross-border data transfers, all of which could restrict our activities in certain jurisdictions, limit our ability to provide our products and services in certain jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data across borders. Any of these events, if occurring, could adversely affect the manner in which we provide our services and thus materially affect our operations and financial results.

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

Risks related to our common stock

The price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through August 1, 2025, our common stock has traded at a low of $6.32 and a high of $66.54 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

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

As of June 30, 2025, we had 40,913,380 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

89

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

The Tax Act enacted many significant changes to the U.S. tax laws. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant charges in the current or future taxable years and could increase our future U.S. tax expense. As an example, for taxable years beginning during or after 2022, the Tax Act eliminated the option to immediately deduct research and development expenditures currently and required taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which may impact our effective tax rate and our cash tax liability. Enacted in July 2025, the legislation commonly known as the “One Big Beautiful Bill” eliminates capitalization of domestic research and experimental expenditures for taxable years beginning January 1, 2025, but retains the requirement to amortize foreign research and experimental expenditure over 15 years. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. We will also continue to monitor and assess the impact of international tax reform, including but not limited to the 15% global minimal tax proposed by the Organisation for Economic Co-operation and Development’s Pillar Two Framework. On June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Finally, the Inflation Reduction Act of 2022 (the “IRA”) was effective beginning in fiscal year 2023, which imposes a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income.

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

Following periods of volatility in the market price of a company’s securities, securities class action litigation on often brought against the company. Following a stock price drop in the company’s securities, on July 22, 2025, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its officers, captioned Makaveev v. RxSight, Inc., et al., No. 8:25-cv-01596. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding demand for the Company’s products and financial guidance. The plaintiff seeks unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend the case vigorously. Failure to obtain a favorable resolution of this lawsuit could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

None

(c) Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

On June 6, 2025, Robert Warner, a member of our Board of Directors, terminated his Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”) dated August 30, 2024.

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

RxSight, Inc.

Date: August 7, 2025	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Shelley Thunen
Shelley Thunen
Co- President and Chief Financial Officer
(Principal Financial and Accounting Officer)

