Form 10-Q
period 2025-09-30
RxSight, Inc.
filed 2025-11-05
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, the registrant had 41,116,640 shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectations about our gross margins based on the forecast of manufacturing volumes of Light-Adjustable Lenses (“LALs”);
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

Item 1. Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,633	$16,706
Short-term investments	197,883	220,517
Accounts receivable, net	24,151	30,050
Inventories, net	28,950	22,009
Prepaid and other current assets	3,260	4,541
Total current assets	283,877	293,823
Property and equipment, net	13,096	12,413
Operating leases right-of-use assets	10,276	11,217
Restricted cash	748	750
Other assets	536	360
Total assets	$308,533	$318,563

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,377	$4,544
Accrued expenses and other current liabilities	17,621	20,358
Lease liabilities	1,293	974
Total current liabilities	22,291	25,876
Long-term lease liabilities	10,272	11,322
Other long-term liabilities	—	127
Total liabilities	32,563	37,325
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 41,081,550 shares issued and outstanding as of September 30, 2025 and 40,428,220 shares issued and outstanding as of December 31, 2024	41	40
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	927,756	903,127
Accumulated other comprehensive income	60	166
Accumulated deficit	(651,887)	(622,095)
Total stockholders' equity	275,970	281,238
Total liabilities and stockholders' equity	$308,533	$318,563

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Sales	$30,340	$35,314	$101,871	$99,713
Cost of sales	6,113	10,094	24,125	29,558
Gross profit	24,227	25,220	77,746	70,155
Operating expenses:
Selling, general and administrative	27,345	25,608	84,956	73,225
Research and development	9,060	8,838	29,644	25,160
Total operating expenses	36,405	34,446	114,600	98,385
Loss from operations	(12,178)	(9,226)	(36,854)	(28,230)
Other income (expense), net:
Interest expense	(4)	(5)	(14)	(16)
Interest and other income	2,376	2,906	7,137	6,767
Loss before income taxes	(9,806)	(6,325)	(29,731)	(21,479)
Income tax expense	10	13	61	38

Net loss	$(9,816)	$(6,338)	$(29,792)	$(21,517)
Other comprehensive loss
Unrealized gain (loss) on short-term investments	178	633	(123)	524
Foreign currency translation (loss) gain	(1)	6	18	2
Total other comprehensive loss	177	639	(105)	526

Comprehensive loss	$(9,639)	$(5,699)	$(29,897)	$(20,991)

Net loss per share:
Basic & diluted	$(0.24)	$(0.16)	$(0.73)	$(0.56)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	40,965,219	39,788,621	40,741,219	38,367,759

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Nine Months Ended September 30, 2025

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive income (loss)	deficit	equity
Balance at December 31, 2024	40,428,220	$40	$903,127	$166	$(622,095)	$281,238
Shares issued for the exercise of stock options and vesting of restricted stock units	210,332	1	696	—	—	697
Shares redeemed for employee tax withholdings	(50,012)	—	(1,418)	—	—	(1,418)
Stock-based compensation expense	—	—	7,140	—	—	7,140
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(157)	—	(157)
Foreign currency translation adjustment	—	—	—	6	—	6
Net loss	—	—	—	—	(8,190)	(8,190)
Balance at March 31, 2025	40,588,540	$41	$909,545	$15	$(630,285)	$279,316
Shares issued for the exercise of stock options and vesting of restricted stock units	268,485	—	1,362	—	—	1,362
Stock-based compensation expense		—	8,547	—	—	8,547
Shares issued for the employee stock purchase plan	56,355	—	705	—	—	705
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(145)	—	(145)
Foreign currency translation adjustment	—	—	—	13	—	13
Net loss	—	—	—		(11,786)	(11,786)
Balance at June 30, 2025	40,913,380	$41	$920,159	$(117)	$(642,071)	$278,012
Shares issued for the exercise of stock options and vesting of restricted stock units	241,943	—	131	—	—	131
Shares redeemed for employee tax withholdings	(73,773)	—	(642)	—	—	(642)
Stock-based compensation expense	—	—	8,108	—	—	8,108
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	178	—	178
Foreign currency translation adjustment	—	—		(1)	—	(1)
Net loss	—	—	—	—	(9,816)	(9,816)
Balance at September 30, 2025	41,081,550	$41	$927,756	$60	$(651,887)	$275,970

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Nine Months Ended September 30, 2024

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive income (loss)	deficit	equity
Balance at December 31, 2023	36,139,513	$36	$754,971	$(5)	$(594,640)	$160,362
Shares issued for the exercise of stock options and vesting of restricted stock units	1,061,336	1	10,152	—	—	10,153
Shares redeemed for employee tax withholdings	(39,096)	—	(2,134)	—	—	(2,134)
Stock-based compensation expense	—	—	4,696	—	—	4,696
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(45)	—	(45)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(9,100)	(9,100)
Balance at March 31, 2024	37,161,753	$37	$767,685	$(53)	$(603,740)	$163,929
Shares issued for the exercise of stock options and vesting of restricted stock units	363,105	1	3,102	—	—	3,103
Stock-based compensation expense	—	—	6,105		—	6,105
Shares issued for the employee stock purchase plan	38,905	—	737	—	—	737
Issuance of common stock for at-the-market offerings, net of issuance costs	2,053,571	2	107,475	—	—	107,477
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(64)	—	(64)
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(6,079)	(6,079)
Balance at June 30, 2024	39,617,334	$40	$885,104	$(118)	$(609,819)	$275,207
Shares issued for the exercise of stock options and vesting of restricted stock units	683,489	—	3,835	—	—	3,835
Shares redeemed for employee tax withholdings	(46,718)	—	(2,634)		—	(2,634)
Stock-based compensation expense	—	—	6,552	—	—	6,552
Unrealized gain on short-term investments and cash equivalents, net of tax	—	—	—	633	—	633
Foreign currency translation adjustment	—	—	—	6	—	6
Net loss	—	—	—	—	(6,338)	(6,338)
Balance at September 30, 2024	40,254,105	$40	$892,857	$521	$(616,157)	$277,261

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(29,792)	$(21,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,415	3,060
Provision for bad debts	32	34
Amortization of right-of-use lease assets	—	41
Amortization of discount on short-term investments	(6,685)	(6,349)
Stock-based compensation	23,795	17,353
Provision for excess and obsolete inventory	1,316	333
Change in operating assets and liabilities:
Accounts receivable	5,867	(5,121)
Inventories	(8,257)	(4,585)
Prepaid and other assets	2,064	850
Accounts payable	(1,577)	830
Accrued expenses and other liabilities	(3,573)	2,385
Net cash used in operating activities	(14,395)	(12,686)
Investing Activities:
Purchases of property and equipment	(2,693)	(4,593)
Maturities of short-term investments	170,000	188,000
Purchases of short-term investments	(140,804)	(284,038)
Net cash provided by (used in) investing activities	26,503	(100,631)
Financing Activities:
Proceeds from issuance of common stock from public offering	—	108,100
Proceeds from issuance of common stock	2,895	17,828
Payments for employee taxes related to stock compensation	(2,060)	(4,768)
Principal payments on finance lease liabilities	(35)	(49)
Payments of deferred offering costs	—	(768)
Net cash provided by financing activities	800	120,343
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	18	3
Net increase in cash, cash equivalents and restricted cash	12,926	7,029
Cash, cash equivalents and restricted cash - beginning of period	17,456	10,402
Cash, cash equivalents and restricted cash - end of period	$30,382	$17,431
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	1,943	1,633
Cash paid for income taxes	70	26
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	—	9,060
Lease obligations recorded for right-of-use assets:
Operating lease	—	9,060
Acquisition of property and equipment included in accounts payable and accrued expenses and accrued liabilities	135	393
Reclassification of deferred financing costs	—	768

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

The Company’s products, which include the light adjustable lens® (“LAL®” and “LAL+®”, and collectively the “LAL”) and a specially designed machine for delivering light to the eye, the Light Delivery Device (“LDD™”), are approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) primarily for sale in the U.S. and also have regulatory approval in several foreign countries. The Company began marketing its products in 2019. The LAL is a premium intraocular lens (“IOL”) which is partially reimbursable under Medicare. The Company competes with other IOLs in the premium market.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Sales	$30,340	$35,314	$101,871	$99,713
Cost of sales	6,113	10,094	24,125	29,558
Gross profit	24,227	25,220	77,746	70,155
Operating expenses:
Commercial	20,269	18,584	63,054	52,391
General and administrative	7,076	7,024	21,902	20,834
Research and development	7,783	7,215	25,704	19,721
Clinical and regulatory	1,277	1,623	3,940	5,439
Total operating expenses	36,405	34,446	114,600	98,385
Loss from operations	(12,178)	(9,226)	(36,854)	(28,230)
Other income (expense), net:
Interest expense	(4)	(5)	(14)	(16)
Interest and other income	2,376	2,906	7,137	6,767
Loss before income taxes	(9,806)	(6,325)	(29,731)	(21,479)
Income tax expense	10	13	61	38
Net loss	$(9,816)	$(6,338)	$(29,792)	$(21,517)

Liquidity

As of September 30, 2025 and December 31, 2024 the Company had cash, cash equivalents and short-term investments of $227.5 million and $237.2 million, respectively.

The Company began generating revenue from its principal operations in 2019 and the revenue and income potential of the Company’s business and market continue to develop. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended September 30, 2025 and 2024, the Company incurred losses from operations of $12.2 million and $9.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred losses from operations of $36.9 million and $28.2 million, respectively. Based on the Company’s anticipated sales in relation to the anticipated costs associated with, among other things, its continuing research and development activities and sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements, however for the near future, the Company expects to continue to incur operating losses and negative cash flows. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of September 30, 2025 and meet its future capital funding needs through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended September 30, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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

13

•
the type of investments made.

The Company had $67,000 and $190,000 of net unrealized gains related to short-term investments as of September 30, 2025 and December 31, 2024, respectively.

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

Accounts Receivable, net

The Company has a diverse customer base and as of September 30, 2025 and December 31, 2024 the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of September 30, 2025 or December 31, 2024.

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

Level 2—Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable for the asset or liability, for substantially the full term of the asset or liability, through correlation with market data. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.

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

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and operating lease liabilities. Cash, cash equivalents, accounts receivable and accounts payable are carried at their estimated fair value because of the short-term nature of these assets and liabilities. The Company’s short-term investments in government securities are carried at fair value, determined based on publicly available quoted market prices for identical securities at the measurement date. The Company believes the fair values of its operating lease liabilities at September 30, 2025 and December 31, 2024, approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of such date.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options issued and outstanding under the 2021 Equity Incentive Plan	226,597	5,294,813	2,993,517	5,658,989
Restricted stock units issued under the 2021 Equity Incentive Plan	69,984	644,073	389,759	649,842
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	93,501	20,670	191,037	63,756

Revenue Recognition

The Company’s revenue is generated from the sale of LALs used in cataract surgery along with a specifically designed machine for delivering light to the eye, the LDD, to adjust the lens post-surgery, as needed. Revenue is recognized from sales of products in the U.S., and several foreign countries. Customers are comprised of ambulatory surgery centers, hospitals, and physician private practices in the United States and distributors internationally.

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

The Company’s LDD contracts contain multiple performance obligations bundled for one transaction price, with all obligations generally satisfied within one year. For these bundled arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s LDD contracts include a combination of the following performance obligations: (i) LDD capital asset and related components, (ii) training and (iii) device service (initial year). Each of these three performance obligations are considered distinct. The LDD capital asset is distinct because the customer can benefit from it together with other resources that are readily available to the customer. Training on the use of the machine is offered as a distinct activity after installation of the

LDD to enhance the customer’s ability to utilize the machine by having an industry professional provide best practices and customize training to the specific needs of the customer. Each LDD comes with a twelve-month manufacturer’s warranty (service-type) that includes preventative maintenance, unscheduled service (labor and parts) and software updates. After the first year, service contracts can be purchased separately on a standalone basis. The Company recognizes revenue as performance obligations are satisfied by transferring control of the product or service to a customer. Revenue for the LDD capital asset is recognized at a point in time either at installation or upon shipment to our international distributors. Revenue for training is also recorded at a point in time, generally 60 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12 months. The Company has determined that the transaction price is the invoice price, net of adjustments, if any. The allocation to the separate performance obligations is based upon the relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. The Company regularly reviews and updates standalone selling prices as necessary.

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient or upon shipment to our international distributors. For the three and nine months ended September 30, 2025 and 2024, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

For the three and nine months ended September 30, 2025 and 2024, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

LDD (including training)	$3,174	$10,128	$17,698	$29,030
LAL	25,693	24,231	79,886	67,975
Service warranty, service contracts, and accessories	1,473	955	4,287	2,708

Total Sales	$30,340	$35,314	$101,871	$99,713

For the three and nine months ended September 30, 2025 and 2024, the Company did not have any customers who individually accounted for greater than 10% of revenue.

The following table represents the contract liabilities from sales activity for the nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Nine Months Ended September 30,
	2025	2024

Balance at beginning of period	$2,994	$1,888
Additions during the period	4,218	3,301
Revenue recognized during the period	(3,876)	(2,626)
Balance at end of period	$3,336	$2,563

Stock-Based Compensation

The Company has two equity incentive compensation plans: the Calhoun Vision, Inc. 2015 Equity Incentive Plan (“2015 Plan”); and the 2021 Equity Incentive Plan (“2021 Plan”), which are collectively referred to as the

“Equity Plans.” The Company also has an employee stock purchase plan, the 2021 Employee Stock Purchase Plan (“2021 ESPP”).

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended September 30, 2025 that are of significance or potential significance to the Company.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$197,816	$67	$197,883

	As of December 31, 2024
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$220,327	$190	$220,517

All available-for-sale securities held as of September 30, 2025 and December 31, 2024 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Finished goods	$18,620	$12,029
Raw materials	7,360	7,109
Work-in-process	4,407	3,484
Total inventories, gross	30,387	22,622
Less: reserve for excess and obsolete inventory	(1,437)	(613)
Total inventories, net	$28,950	$22,009

At September 30, 2025 and December 31, 2024, finished goods included $6.0 million and $5.7 million of inventory held on consignment at customer sites, respectively.

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

	As of September 30, 2025
	Level I	Level II	Total
Assets:
Money market securities	$26,080		$26,080
U.S. Treasury securities	—	197,883	197,883
Total assets at fair value	$26,080	$197,883	$223,963

	As of December 31, 2024
	Level I	Level II	Total
Assets:
Money market securities	$9,228	—	$9,228
U.S. Treasury securities	—	220,517	220,517
Total assets at fair value	$9,228	$220,517	$229,745

Note 6 – Stock-Based Compensation Expense

The Company has two equity incentive compensation plans.

2015 Plan

The 2015 Plan was originally adopted by the Board and approved by the Company’s stockholders in 2015. In July 2021, the 2015 Plan terminated immediately prior to effectiveness of the 2021 Plan with respect to the grant of future awards. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2015 Plan.

2021 Plan

On July 28, 2021, the 2021 Plan was adopted and approved by the Board and stockholders. The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock originally available for issuance under the 2021 Plan was equal to 6,989,665 shares of common stock.

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the lesser of: (i) 7,260,406 shares of the Company's common stock; (ii) 4% of the outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 Plan is administered by the Board, or a duly authorized committee thereof. On January 1, 2025 and 2024, the number of shares available under the 2021 Plan increased by 1,617,128 and 1,445,580 shares of common stock, respectively, pursuant to this feature. As of September 30, 2025, the number of shares of the Company’s common stock available for future issuance and not subject to outstanding awards under the 2021 Plan was equal to 473,702 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of September 30, 2025, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 463,240 shares of common stock. The initial purchase period began on November 1, 2021.

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

A summary of the stock option activities related to the 2021 Plan for the nine months ended September 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2024	5,906,298	$22.07	6.92
Granted	1,446,932	25.34
Exercised	(340,385)	6.43
Forfeited	(183,149)	26.99
Expired	(74,757)	17.98
Options outstanding as of September 30, 2025	6,754,939	23.46	6.96
Exercisable as of September 30, 2025	4,164,977	$18.98	5.86

As of September 30, 2025 and December 31, 2024 the intrinsic value of options vested was $1.0 million and $69.3 million, respectively, and of all options outstanding was $1.1 million and $94.4 million, respectively. During the nine months ended September 30, 2025 and 2024, the total cash received from the exercise of stock options was $2.2 million and $17.1 million, respectively. The total fair value less strike price of these options was $4.3 million and $75.1 million, respectively.

A summary of non-vested restricted stock unit activities for the nine months ended September 30, 2025 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2024	585,458	$30.64
Granted	715,278	21.59
Vested	(380,375)	24.55
Forfeited	(73,782)	28.99
Unvested at September 30, 2025	846,579	$25.88

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,048	$1,559	$6,010	$4,060
Selling, general and administrative	5,340	4,446	15,775	11,856
Cost of sales	720	547	2,010	1,437
	$8,108	$6,552	$23,795	$17,353

As of September 30, 2025 and December 31, 2024, there were 2,589,962 and 2,343,015 unvested options, respectively. As of September 30, 2025 and December 31, 2024, total unrecognized expense related to unvested stock options was approximately $49.8 million and $45.8 million, respectively. Both amounts are expected to be recognized over a weighted average period of approximately 2.6 and 2.4 years, respectively.

As of September 30, 2025, and December 31, 2024, total unrecognized expense related to non-vested restricted stock units was approximately $21.0 million and $15.0 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years and 2.2 years, respectively.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Nine Months Ended September 30,
	2025		2024
	Range	Weighted Average	Range	Weighted Average
Expected volatility	52.0% to 74.0%	66.3%	67.8% to 72.3%	70.4%
Risk-free interest rate	3.7% to 4.8%	4.1%	3.5% to 4.7%	4.1%
Expected life (in years)	5.5 to 6.1 years	6.0 years	6.0 to 6.1 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$7.19 to $33.87	$27.10	$36.89 to $60.65	$53.45

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	September 30, 2025	December 31, 2024
Shares subject to stock options issued and outstanding under the Equity Plans	6,754,939	5,906,298
Shares available for future issuance under the Equity Plans	473,702	563,311
Restricted stock units issued under the 2021 Plan	846,579	585,458
Shares available for future issuance under 2021 ESPP	463,240	519,595
Total shares of common stock reserved	8,538,460	7,574,662

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

As of September 30, 2025 the Company held four leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The four leases are for approximately 150,000 square feet in the aggregate. For one such operating lease, the lessor provided $1.1 million in tenant allowances.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (in thousands):

		September 30,	December 31,
Leases	Classification	2025	2024

Assets
Operating	Operating leases right-of-use assets	$10,276	$11,217
Finance	Property and equipment, net	88	125
Total lease assets		10,364	11,342
Liabilities
Current
Operating	Lease liabilities	1,265	946
Finance	Lease liabilities	28	28
Noncurrent
Operating	Long-term lease liabilities	10,200	11,216
Finance	Long-term lease liabilities	72	106
Total lease liabilities		$11,565	$12,296

Maturities of the Company’s operating and finance lease liabilities as of September 30, 2025 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2025 (remainder)	$684	$10
2026	2,901	40
2027	3,055	40
2028	3,155	34
2029	3,258	—
2030	3,364	—
Thereafter	285	—
Total lease payments	16,702	124
Less: imputed interest	(5,237)	(24)
Total lease liabilities	$11,465	$100

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of September 30, 2025 and December 31, 2024 were:

	September 30,	December 31,
Lease Term and Discount Rate	2025	2024
Weighted average remaining lease term (years)
Operating leases	5.34	6.08
Finance leases	3.10	3.85
Weighted average discount rate
Operating leases	14.4%	14.4%
Finance leases	14.4%	14.4%

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

Securities Class Actions

On July 22, 2025, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its officers, captioned Makaveev v. RxSight, Inc., et al., No. 8:25-cv-01596. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding demand for the Company’s products and financial guidance. On September 16, 2025, a related putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its officers, captioned Gémesi v. RxSight, Inc., et al., No. 25-cv-02093. On October 6, 2025, the court entered an order consolidating the Makaveev and Gémesi actions, appointing a lead plaintiff and approving selection of lead counsel, and re-captioning the case as In re RxSight Securities Litigation, No. 8:25-cv-01596-FWS-KES. The plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

Shareholder Derivative Actions

On August 18, 2025, a shareholder derivative action was filed in the U.S. District Court for the Central District of California against certain of the Company’s officers and directors, captioned Swift v. Kurtz, et al., Case No. 8:25-cv-01820-FWS-KES. The plaintiff purports to bring the action derivatively on behalf of the Company, and the Company is named as a nominal defendant. The complaint generally alleges that the defendants made false and misleading statements and omitted material adverse facts regarding declining sales, demand for the Company’s products, and financial guidance, and the Company lacked internal controls. The complaint asserts claims for alleged violations of Section 14(a) of the Exchange Act, as well as claims for alleged breaches of fiduciary duties, aiding and abetting, unjust enrichment, and waste of corporate assets. The complaint seeks unspecified damages on behalf of the Company, declaratory relief, a constructive trust, punitive damages, and an award of costs and expenses, including attorneys’ fees. On October 2, 2025, the court entered an order staying proceedings in the Swift action until a final resolution of the Securities Class Actions, including the exhaustion of any appeals.

On October 10, 2025, a related shareholder derivative action was filed in the U.S. District Court for the Central District of California against certain of the Company’s officers and directors, captioned Yost v. Kurtz, et al., Case No. 8:25-cv-2295. The complaint asserts claims for alleged breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, aiding and abetting, insider trading, and alleged violations of Section 14(a) of the Exchange Act and seeks unspecified damages on behalf of the Company, declaratory relief, disgorgement, corporate governance reforms, and an award of costs and expenses, including attorneys’ fees.

While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on the Company's results of operations or financial position, the company believes it has meritorious defenses, vehemently denies the allegations, and intends to defend the case vigorously. Failure to obtain a favorable resolution of this lawsuit could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

We are a commercial-stage medical technology company dedicated to providing high quality customized vision to patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens® (“LAL®” and “LAL+®”, collectively the “LAL”), RxSight Light Delivery Device (“LDD™”), and accessories. Our LAL is a premium intraocular lens (“IOL”) made of proprietary photosensitive material that changes shape in response to specific patterns of ultraviolet (“UV”) light generated by our LDD.

We designed our RxSight system to address the limitations of competitive premium IOL technologies and provide a solution that doctors can trust to deliver improved visual outcomes and achieve high levels of patient satisfaction. Competitive premium IOLs require patients to specify their visual priorities before surgery and to accept various optical trade-offs associated with those choices. Once a patient selects a competing premium IOL, the surgeon must rely on a series of preoperative diagnostic tests and predictive formulae to determine the appropriate lens power. If the prediction isn’t exact, the patient may experience suboptimal results, that could require wearing glasses or a subsequent corneal refractive procedure or other compromises to achieve desired vision targets.

In contrast, with the RxSight system, the surgeon implants the LAL during a standard cataract procedure, determines refractive error with patient input several weeks following surgery, and then uses the LDD to modify the lens with the precise visual correction needed to achieve the patient’s desired vision outcome. We believe our

RxSight system gives doctors and patients greater confidence and peace of mind by eliminating much of the high-stakes preoperative guesswork associated with competing premium IOLs and enabling patients to fine-tune their final visual outcomes through customized post-surgical adjustments.

Currently, we primarily compete in the IOL market in the U.S. The LAL is a premium IOL which is partially reimbursable under Medicare, and in some cases by private payors. Premium IOLs are sold at a higher price point than conventional IOLs as they provide refractive vision correction, whereas conventional IOLs simply replace the natural lens with a clear lens (which is the standard for Medicare reimbursement). Our RxSight system is approved in the U.S., and several foreign countries for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. We may selectively pursue commercial expansion in these or other geographies that accept these approvals in the future, with a priority on markets where we see significant potential opportunities. New approvals may also be sought in large foreign cataract markets with more complex regulatory processes such as Asia and Europe.

We are a Delaware corporation headquartered in Aliso Viejo, California with two wholly owned subsidiaries located in Hong Kong (“RxSight, Hong Kong”) and in Amsterdam, Netherlands (“RxSight, Netherlands”). RxSight, Netherlands has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany (“RxSight Germany”).

Our commercial efforts began in 2019 and have been primarily focused in the United States, where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our sales efforts are concentrated on the roughly 3,500 U.S. cataract surgeons that perform approximately 70% to 80% of all premium IOL procedures. As of September 30, 2025, we had established an installed base of 1,109 LDDs in ophthalmology practices and, since our inception through September 30, 2025, surgeons have implanted approximately 276,000 LALs.

We believe this business model provides an attractive and concentrated market opportunity addressable with a focused sales force. We intend to continue to make significant investments in our sales, marketing, clinical and practice development organizations. We recently completed a full realignment of our U.S. commercial organization by integrating our clinical and sales teams into a single unified Customer Success Organization. This new structure will not only help us better support our existing customers, but it will also position us for the next phase of adoption. Each integrated team within the Customer Success Organization is responsible for a defined group of doctors and practices, managing the customer experience from onboarding through long-term LAL utilization growth. The majority of employees in our approximately 200-person commercial organization are in the Customer Success Organization. We plan on growing our business by both increasing the adoption of the LAL and expanding the size of our LDD installed base, including in international markets. To further strengthen our competitive position in the premium IOL market, our research and development activities are focused primarily on products, including software upgrades and programs that aim to improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and support lifecycle management.

Our near-term research and development activities are focused on enhancements to the RxSight system to improve the patient and doctor experience, expand the range of patients that can be treated, as well as expand the RxSight system indications and drive adoption. We believe our adjustable lens solution can be used to address a broad range of cataract surgery patients, including those that would otherwise elect for a conventional cataract procedure today. Additional development and clinical studies that are designed to provide clinical evidence of the safety and effectiveness of our existing and future generations of products are also anticipated. Finally, we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities.

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

Key business metrics

We regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the number of LDDs installed, LDD installed base and LALs implanted are indicators of our ability to drive adoption and generate revenue.

	2025			2024
	Q1	Q2	Q3	Q1	Q2	Q3	Q4
LDDs Sold	73	40	25	66	78	78	83
Installed Base at End of Period	1,044	1,084	1,109	732	810	888	971

	2025			2024
	Q1	Q2	Q3	Q1	Q2	Q3	Q4
LALs Sold	27,579	27,380	26,045	20,218	24,214	24,554	29,069

During the quarter ended September 30, 2025, we sold 25 LDD's, which was a decrease of 53 LDDs when compared to the prior year period due to slower adoption of our RxSight technology by practices and doctors. LAL sales increased by 1,491 when compared to the quarter ended September 30, 2024 primarily due to a larger LDD installed base.

Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control. We may not yet be able to accurately assess seasonality and other trends, and we will continue to evaluate our business in the future using these and other financial metrics as we observe trends in our business. Seasonality may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.

Components of results of operations

Sales

Our sales consist of the sale of LALs used in cataract surgeries, the LDDs for delivering light to the LALs to adjust the lens post-surgery, as needed, and service and accessories. Revenue is derived from sales of products mainly in the United States and select international markets. Customers are primarily comprised of ophthalmic practices (LDD sales) and ambulatory surgery centers (LAL sales). We recently completed a full realignment of our U.S. commercial organization by integrating our clinical and sales teams into a single unified Customer Success Organization. Each integrated team within the Customer Success Organization is responsible for a defined group of doctors and practices, managing customer experience from onboarding through long-term LAL utilization growth. Following several years of rapid growth, sales moderated in 2025, and we expect our commercial realignment initiatives to position the company for renewed revenue growth. We plan to drive continued expansion by supporting existing practices and strategically expanding our LDD installed base and helping new adopters in achieving early success and sustained long-term growth.

In the U.S. LALs are held at customer sites on consignment. Revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient. Outside the U.S., generally, LALs are held at distributor sites and distributor customer locations, with revenue recognized for LALs upon the distributor notification that the LALs have been implanted in a patient.

Our LDD contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. The LDD capital asset and related components revenue is recognized upon installation and customer acceptance or shipment to our international distributors. Training revenue is recognized upon completion of training by at least one doctor and the initial warranty and service agreement are recognized ratably over the service period. After the first year, service contracts can be purchased separately on a standalone basis. Revenue for such service agreements will be recognized over the term of each contract.

For the three and nine months ended September 30, 2025 and 2024, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

LDD (including training)	$3,174	$10,128	$17,698	$29,030
LAL	25,693	24,231	79,886	67,975
Service warranty, service contracts, and accessories	1,473	955	4,287	2,708

Total Sales	$30,340	$35,314	$101,871	$99,713

For the three and nine months ended September 30, 2025 and 2024 we did not have any one customer who individually accounted for more than 10% of revenue.

Cost of sales

Cost of sales consist of materials, labor and manufacturing overhead internally to produce our products as well as the cost of shipping and handling. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations management and stock-based compensation. Cost of sales also includes depreciation expense for production equipment and certain direct costs such as shipping costs. Shipping costs billed to customers are included in sales. As we return to growth, we expect cost of sales to increase in absolute dollars as our revenue grows and higher volume of products are sold.

We calculate gross margin as gross profit divided by sales. Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. Our gross margin could fluctuate from quarter to quarter as we introduce new products, increase or decrease units of production for both the LDD and LAL and as we adopt new manufacturing processes and technologies.

Our LDD, as is typical of many medical device capital equipment products, has a lower gross margin, as the material cost of the LDD is a significant portion of the total cost to manufacture. In addition, we do not mark up our LDD substantially because LDDs, once sold, can generate LAL procedures. Our LAL gross margin is higher, with low material cost but high fixed overhead costs. When our manufacturing volume of the LAL increases, we expect gross margins to improve, and conversely, if we produce fewer LALs, our gross margins to decrease.

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

Results of operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Sales	$30,340	$35,314	$(4,974)	(14.1)%
Cost of sales	6,113	10,094	$(3,981)	(39.4)
Gross profit	$24,227	$25,220	$(993)	(3.9)%
Operating expenses:
Selling, general and administrative	27,345	25,608	1,737	6.8
Research and development	9,060	8,838	222	2.5
Total operating expenses	36,405	34,446	1,959	5.7
Loss from operations	$(12,178)	$(9,226)	$(2,952)	32.0%
Other income (expense), net:
Interest expense	(4)	(5)	1	(17.0)
Interest and other income	2,376	2,906	(530)	(18.2)
Total other (expense) income, net:	2,372	2,901	(529)	(18.2)%
Loss before income taxes	(9,806)	(6,325)	(3,481)	55.0
Income tax expense	10	13	(3)	(19.9)
Net loss	$(9,816)	$(6,338)	$(3,478)	54.9%
Other comprehensive loss
Unrealized gain on short-term investments	178	633	(455)	(71.8)
Foreign currency translation (loss) gain	(1)	6	(7)	(121.7)
Total other comprehensive loss	177	639	(462)	(72.3)
Comprehensive loss	$(9,639)	$(5,699)	$(3,940)	69.1%

Sales

Sales decreased by $5.0 million, or 14.1%, to $30.3 million for the three months ended September 30, 2025, from $35.3 million for the three months ended September 30, 2024. The decrease in total sales was primarily due to a 68% reduction, or 53 unit reduction from 78 LDDs sold in the three months ended September 30, 2024, to 25 units sold in the three months ended September 30, 2025. The reduced LDD sales were partially offset by increased LAL sales of 1,491, or a 6% increase, when compared to the prior quarter last year. The reduction in LDD sales was due to slower year-over-year growth in LAL sales in 2025, primarily driven by reduced adoption among practices and doctors, which in turn we believe contributed to reduced demand for LDDs by prospective customers.

Cost of sales

Cost of sales decreased by $4.0 million, or 39.4%, to $6.1 million for the three months ended September 30, 2025, from $10.1 million for the three months ended September 30, 2024, primarily due to the decreased number of LDDs sold during the period. Gross margin increased to 79.9% in the three months ended September 30, 2025, from 71.4% for the three months ended September 30, 2024, primarily due to favorable product mix from a greater percentage of revenue from LAL sales, with LAL revenue comprising 85% of revenue during the three months ended September 30, 2025, compared to 69% of revenue in the three months ended September 30, 2024.

SG&A expenses

SG&A expenses increased by $1.7 million, or 6.8%, to $27.3 million for the three months ended September 30, 2025, from $25.6 million for the three months ended September 30, 2024. This increase was primarily attributable to an increase in selling and marketing costs of $1.7 million, due to additional marketing study expense, in each case when compared to the three months ended September 30, 2024. General and administrative expenses increased due to increased stock-based compensation of $0.4 million partially offset by reduced compensation and benefits related expenses of $0.2 million, in each case when compared to the three months ended September 30, 2024.

Research and development expenses

Research and development expenses increased by $0.2 million, or 2.5%, to $9.0 million for the three months ended September 30, 2025, from $8.8 million for the three months ended September 30, 2024. This increase was primarily attributable to $0.7 million due to increased overhead costs and $0.4 million from increased stock-based compensation, partially offset by reduced material costs of $0.5 million and reduced compensation and benefits of $0.3 million when compared to the three months ended September 30, 2024.

Other income (expense), net

Other income (expense), net, was $2.4 million for the three months ended September 30, 2025, and $2.9 million for the three months ended September 30, 2024. The decrease in other income was due to reduced interest income from lower cash balances and lower interest rates.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 together with the dollar increase or decrease and percentage change in those items:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Sales	$101,871	$99,713	$2,158	2.2%
Cost of sales	24,125	29,558	(5,433)	(18.4)
Gross profit	$77,746	$70,155	$7,591	10.8%
Operating expenses:
Selling, general and administrative	84,956	73,225	11,731	16.0
Research and development	29,644	25,160	4,484	17.8
Total operating expenses	114,600	98,385	16,215	16.5
Loss from operations	$(36,854)	$(28,230)	$(8,624)	30.6%
Other income (expense), net:
Interest expense	(14)	(16)	2	(9.4)
Interest and other income	7,137	6,767	370	5.5
Total other income (expense), net:	7,123	6,751	372	5.5%
Loss before income taxes	(29,731)	(21,479)	$(8,252)	38.4
Income tax expense	61	38	23	59.4
Net loss	$(29,792)	$(21,517)	$(8,275)	38.5%
Other comprehensive loss
Unrealized (loss) gain on short-term investments	(123)	524	(647)	(123.6)
Foreign currency translation gain	18	2	16	822.1
Total other comprehensive income	(105)	526	(631)	(120.0)
Comprehensive loss	$(29,897)	$(20,991)	$(8,906)	42.4%

Sales

Sales increased by $2.2 million, or 2.2%, to $101.9 million for the nine months ended September 30, 2025, from $99.7 million for the nine months ended September 30, 2024. The increase was due to incremental sales of 12,018 LALs primarily due to an increased LDD installed base, offset by a reduction of LDDs sales during 2025. The LDD sales decrease was 84 units, a 38% reduction from 222 LDDs sold in the nine months ended September 30, 2024 to 138 units sold in the nine months ended September 30, 2025. LDD sales declined in the nine months ended September 30, 2025, starting in the second quarter of 2025 and declining again in the third quarter of 2025, as compared to the nine months ended September 30, 2024, as LAL sales starting in the first quarter of 2025 declined sequentially and largely remained the same in the second and third quarters of 2025, which in turn we believe contributed to reduced demand for LDDs by prospective customers. The reduced LDD sales were offset by increased LAL sales of 12,018 LALs, a 27% increase, when compared to the nine months ended September 30, 2024.

Cost of sales

Cost of sales decreased by $5.4 million, or 18.4%, to $24.1 million for the nine months ended September 30, 2025, from $29.6 million for the nine months ended September 30, 2024, primarily due to the decrease in the number of LDDs sold during the period. Gross margin increased to 76.3% for the nine months ended September 30, 2025, from 70.4% for the nine months ended September 30, 2024, primarily due to favorable product mix from a greater percentage of revenue from LAL sales, with LAL revenue comprising 78% of revenue during the nine months ended September 30, 2025, compared to 68% of revenue for the nine months ended September 30, 2024.

SG&A expenses

SG&A expenses increased by $11.7 million, or 16.0%, to $85.0 million for the nine months ended September 30, 2025, from $73.2 million for the nine months ended September 30, 2024. This increase was primarily attributable to an increase in selling and marketing costs of $10.7 million, mainly due to increased compensation and benefits of $3.0 million and $2.3 million of increased stock-based compensation expense, $3.3 million in additional post market study costs, new customer acquisition costs and increased travel costs of $0.3 million, in each case when compared to the nine months ended September 30, 2024. General and administrative expenses increased $1.1 million due to increased personnel expenses of $0.3 million and increased stock-based compensation of $1.6 million partially offset by reduced professional fees of $0.6 million when compared to the nine months ended September 30, 2024.

Research and development expenses

Research and development expenses increased by $4.5 million, or 17.8%, to $29.6 million for the nine months ended September 30, 2025, from $25.2 million for the nine months ended September 30, 2024. This increase was primarily attributable to $3.5 million in increased personnel costs including $1.9 million from increased stock-based compensation and increased overhead costs of $2.9 million which were partially offset by reduced materials and supplies of $0.8 million when compared to the nine months ended September 30, 2024.

Other income (expense), net

Other income (expense), net, was $7.1 million for the nine months ended September 30, 2025, as compared to income of $6.8 million for the nine months ended September 30, 2024. The increase in other income was due to $120.3 million in financing proceeds received in 2024, consisting of the issuance of common stock in the May 2024 public offering of $108.1 million, net of fees and expenses, and proceeds from issuance of common stock from stock option exercises of $17.8 million, partially offset by $4.8 million of tax payments for employee stock compensation. The financing proceeds received in 2024 resulted in higher average cash, cash equivalents and investments for the nine months ended September 30, 2025 than for the nine months ended September 30, 2025.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $227.5 million. For the nine months ended September 30, 2025, and 2024, our loss from operations were $36.9 million and $28.2 million, respectively. We had an accumulated deficit of $651.9 million as of September 30, 2025.

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

31

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

See Part II, Item 1A (“Risk Factors”) of this report for additional risks associated with our funding requirements.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Nine Months Ended September 30,
	(unaudited)
	2025	2024
Net cash (used in) provided by:
Operating activities	$(14,395)	$(12,686)
Investing activities	26,503	(100,631)
Financing activities	800	120,343
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	18	3
Net increase in cash, cash equivalents and restricted cash	$12,926	$7,029

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2025, was $14.4 million, consisting primarily of a net loss of $29.8 million and a change in operating assets and liabilities of $5.5 million, partially offset by non-cash stock-based compensation of $23.8 million and depreciation and amortization of $2.4 million.

Net cash used in operating activities for the nine months ended September 30, 2024, was $12.7 million, consisting primarily of a net loss of $21.5 million and a change in operating assets and liabilities of $5.6 million, partially offset by non-cash stock-based compensation of $17.4 million and depreciation and amortization of $3.1 million.

Cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2025, was $26.5 million, consisting of net maturities of short-term investments of $29.2 million and was partially offset by purchases of property and equipment of $2.7 million.

Net cash used in investing activities for the nine months ended September 30, 2024, was $100.6 million, consisting of net purchases of short-term investments of $96.0 million and purchases of property and equipment of $4.6 million.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025, was $0.8 million consisting of proceeds from issuance of common stock from stock option exercises of $2.9 million, partially offset by tax payments for employee stock compensation of $2.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2024, was $120.3 million consisting primarily of proceeds from issuances of common stock from the May 2024 public offering of $108.1 million and, proceeds from issuance of common stock from stock option exercises of $17.8 million, partially offset by tax payments for employee stock compensation of $4.8 million.

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

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2025.

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

Interest Fluctuation Rate Risk

We had cash and cash equivalents and short-term investments of $227.5 million as of September 30, 2025, which includes $197.9 million in highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) change in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2025 and December 31, 2024. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the quarter ended September 30, 2025 or September 30, 2024.

Foreign Currency Exchange Risk

As of September 30, 2025, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the aforementioned evaluation of disclosure controls and procedures during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Actions

On July 22, 2025, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its officers, captioned Makaveev v. RxSight, Inc., et al., No. 8:25-cv-01596. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding demand for our products and financial guidance. On September 16, 2025, a related putative securities class action complaint was filed in the U.S. District Court for the Central District of California against us and certain of our officers, captioned Gémesi v. RxSight, Inc., et al., No. 25-cv-02093. On October 6, 2025, the court entered an order consolidating the Makaveev and Gémesi actions, appointing a lead plaintiff and approving selection of lead counsel, and re-captioning the case as In re RxSight Securities Litigation, No. 8:25-cv-01596-FWS-KES. The plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

Shareholder Derivative Actions

On August 18, 2025, a shareholder derivative action was filed in the U.S. District Court for the Central District of California against certain of our officers and directors, captioned Swift v. Kurtz, et al., Case No. 8:25-cv-01820-FWS-KES. The plaintiff purports to bring the action derivatively on behalf of us, and we are named as a nominal defendant. The complaint generally alleges that the defendants made false and misleading statements and omitted material adverse facts regarding declining sales, demand for our products, and financial guidance, and we lacked internal controls. The complaint asserts claims for alleged violations of Section 14(a) of the Exchange Act, as well as claims for alleged breaches of fiduciary duties, aiding and abetting, unjust enrichment, and waste of corporate assets. The complaint seeks unspecified damages on behalf of the Company, declaratory relief, a constructive trust, punitive damages, and an award of costs and expenses, including attorneys’ fees. On October 2, 2025, the court entered an order staying proceedings in the Swift action until a final resolution of the Securities Class Actions, including the exhaustion of any appeals.

On October 10, 2025, a related shareholder derivative action was filed in the U.S. District Court for the Central District of California against certain of our officers and directors, captioned Yost v. Kurtz, et al., Case No. 8:25-cv-2295. The complaint asserts claims for alleged breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, aiding and abetting, insider trading, and alleged violations of Section 14(a) of the Exchange Act and seeks unspecified damages on behalf of us, declaratory relief, disgorgement, corporate governance reforms, and an award of costs and expenses, including attorneys’ fees.

While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe we have meritorious defenses, vehemently deny the allegations and intend to defend the case vigorously. Failure to obtain a favorable resolution of this lawsuit could have a material adverse effect on our business, results of operations and financial condition.

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

While sales declined in 2025 following several years of rapid growth, we have implemented changes in our sales organization in an effort to return to revenue growth in absolute dollars. In order to increase LAL use at our current customers, we recently realigned our commercial structure by unifying our LAL sales and clinical support personnel into a single Customer Success Organization. Each team within the Customer Success Organization is responsible for a defined group of doctors and practices, overseeing customer experience from initial onboarding through ongoing efforts to drive long-term utilization growth. Our LDD sales team remains focused on acquiring new high-potential accounts, that are subsequently transitioned to the Customer Success Organization for clinical support, education, and to maximize long-term utilization and growth and LAL use.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $36.9 million and $50.1 million for the years ended December 31, 2024 and 2023, respectively, and $36.9 million for the nine months ended September 30, 2025. As a result of these losses, as of September 30, 2025, we had an accumulated deficit of $651.9 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products.

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

As of September 30, 2025 and December 31, 2024, we had $227.5 million and $237.2 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, we cannot assure you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as such metric may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We cannot assure you that we will be able to generate sufficient liquidity as and when needed.

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

41

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

The medical device industry is intensely competitive, subject to rapid change and is constantly impacted by new product introductions and other market activities of industry participants. We compete with manufacturers and distributors of premium and conventional IOLs. Our most significant competitors in the IOL field include Alcon, Johnson & Johnson and Bausch + Lomb, which all continue to develop and release new IOL products and technologies. Most of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. Therefore, they can spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have a single product or a limited range of products. In addition, patients who receive an LAL will be required to wear UV protective glasses until final lock-in which is approximately four to five weeks after surgery. They will also be required to return for an additional two to three clinic visits compared to traditional monofocal cataract surgery. The additional clinic visits are non-surgical but do require the patient’s eyes to be dilated. Due to these additional requirements, market acceptance of the LAL may be impacted. We believe the principal competitive factors in our markets include:

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

44

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

46

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

52

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

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, this could arise if the research resulting in certain of our owned or in-licensed patent rights and technology was funded in part by the United States government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to United States industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. The United States government has recently taken actions to indicate a closer review of patents resulting from government funding for compliance with the Bayh-Dole Act, which, if found noncompliant, may authorize the government to exercise its march-in right. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

63

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

69

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

The RxSight system is approved for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error, including for -2.0 to + 2.0 diopters of sphere and -3.0 to -0.50 diopters of cylinder and by changing lens curvature to introduce controlled amounts of spherical aberration (+/- 1 micron) and center near add (up to 2.0 diopters) which is also registered with the MHRA in several foreign countries. Obtaining additional foreign regulatory approvals and establishing and ensuring compliance with foreign regulatory requirements in jurisdictions where we conduct business currently or in the future, could be time-consuming and expensive, and could delay the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals or clearances, our target market will be reduced and our ability to realize the full market potential of our current and future products will be harmed.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through November 1, 2025, our common stock has traded at a low of $6.32 and a high of $66.54 on the Nasdaq Global Market. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

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
•
actual or anticipated changes in our growth rate, including relative to our competitors;
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

In addition, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been, and may in the future be, the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Our common stock is currently traded on the Nasdaq Global Market, but we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Market or any other exchange in the future. If an active trading market does not develop, or is not maintained, or if we fail to satisfy the continued listing standards of the Nasdaq Global Market or applicable SEC rules for any reason and our securities are delisted, you may have difficulty selling any of our shares of common stock that you buy. The lack of an active trading market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active trading market may also reduce the fair market value of your shares. Furthermore, an inactive trading market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of September 30, 2025, we had 41,081,550 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

We have filed registration statements on Form S-8 under the Securities Act registering the offer and sale of up to an aggregate of 12,277,925 shares of common stock pursuant to our Equity Plans (as defined in Note 2, “Summary of Accounting Policies – Stock-Based Compensation” in our notes to our unaudited condensed consolidated financial statements in this report) and an aggregate of 757,694 shares of common stock pursuant to our 2021 ESPP. Our 2021 Plan and 2021 ESPP each contain an evergreen provision that may increase the number of shares available for issuance pursuant to such plans on the first day of each fiscal year. See Note 6 – Stock-Based Compensation Expense in the notes to the unaudited condensed consolidated financial statements included in this report.

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

90

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

Factors such as geopolitical events (including the conflicts in Eastern Europe and the Middle East), inflationary pressures, public health crises, and U.S. election cycles have caused extreme volatility and disruptions in the capital and credit markets in recent years. Uncertainty or unfavorable global economic conditions could result in a variety of impacts to our business, including weakening demand for our products, and adversely impacting our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Further, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

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

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Following a stock price drop in our securities, on July 22, 2025, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California against us and certain of our officers, captioned Makaveev v. RxSight, Inc., et al., No. 8:25-cv-01596. A second complaint, captioned Gemesi v. RxSight, Inc., et al., No. 8:25-cv-02093 was filed on September 16, 2025, and has since been consolidated with Makaveev. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding demand for our products and financial guidance. The plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

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

96

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

RxSight, Inc.

Date: November 5, 2025	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Shelley Thunen
Shelley Thunen
Co- President and Chief Financial Officer
(Principal Financial and Accounting Officer)

