Form 10-K
period 2025-12-31
RxSight, Inc.
filed 2026-02-25
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $503.8 million based upon the closing price of $13.00 on the Nasdaq Global Market on such date.

The number of shares of registrant’s Common Stock outstanding as of February 18, 2026 was 41,266,335.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

The forward-looking statements are contained principally in the section entitled “Risk Factors” in Part I, Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. Forward-looking statements include, but are not limited to, statements concerning the following:

•
the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements, including our expectation that we do not anticipate the need to raise additional capital or incur additional debt in order to reach profitability from operations, as disclosed in our future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q as filed with the Securities and Exchange Commission (“SEC”), provided that we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the United States ("U.S."), and internationally and to pursue other business opportunities;
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

PART I

Item 1. Business

Overview

RxSight, Inc. is a commercial-stage medical technology company dedicated to providing high-quality customized vision to patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens®(LAL®/LAL+®, collectively the “LAL”), RxSight Light Delivery Device (“LDD™”) and related accessories. The LAL is a premium intraocular lens (“IOL”) made from the proprietary silicone-based photosensitive material that undergoes controlled changes in refractive power when exposed to specific ultraviolet (“UV”) light patterns generated by the LDD.

We designed our RxSight system to address limitations of conventional premium IOL technologies by providing doctors with a more precise and adaptable method for achieving desired visual outcomes for their patients. Conventional premium IOLs require patients to select their visual priorities before surgery and accept the optical trade-offs inherent in those choices. Surgeons must rely on a series of preoperative measurements and predictive formulae to determine the appropriate lens power. If the selected power is not optimal, the patient may experience less-than-ideal results that could require a subsequent corneal refractive procedure or other corrective measures to achieve intended vision targets.

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

A cataract is the loss of transparency in the eye’s natural lens, which causes blurry or hazy vision and can eventually lead to blindness. Approximately 50% of all individuals develop some form of cataracts by age 60, usually in both eyes, and prevalence increases with age. Among the world’s most commonly performed procedures, cataract surgery involves removing the cloudy natural lens and replacing it with a clear IOL. Prior to surgery, patients can opt for either a spherical monofocal IOL, which usually results in improved vision but may require glasses for best vision, or a premium IOL, which also corrects for astigmatism and/or presbyopia, thereby reducing spectacle dependence. In the U.S., Medicare and private insurers typically cover the full cost of spherical monofocal IOL procedures, while premium IOL procedures require patients to pay an incremental out-of-pocket fee, typically ranging from $2,000 to $5,000 per eye depending on the specific premium IOL used. In the U.S., the world’s largest premium IOL market, 2025 premium procedures represented about 21% of all cataract procedures and generated approximately $860 million in revenue, a figure that is projected to grow at a 8.0% compound annual growth rate (“CAGR”) by 2030, according to the Market Scope 2025 Premium Cataract Surgery Market Report.

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

•
Providing accuracy and precision to optimize vision with both eyes. Most LAL patients choose minor differences in the refractive correction of each eye. In our most recent Phase IV commercial study data over 90% of patients were able to achieve 20/25 or better at distance without glasses, which is significantly higher than any of the alternative IOLs. In addition, over 90% of patients were also able to read 5-point font at near vision, which is typically the size of footnotes on a page;
•
Enabling patients to preview and compare possible vision outcomes. LAL patients are the only premium IOL patients able to test-drive their vision after surgery but before selecting a final refractive outcome. With up to three possible UV light treatments to adjust the LAL, patients direct their optimal visual acuity through an interactive and iterative process; and
•
Empowering doctors to grow their practices with a premium IOL they can trust and confidently recommend. Our RxSight system has been shown to deliver excellent visual outcomes across a broad range of patient types and preferences. In our 2025 RxSight customer survey, 90% of respondents said they thought our RxSight system delivered the highest quality vision, 96% said they would recommend the LAL to others and 78% said they would select it for their own eyes.

Our commercial efforts began in 2019, and have been primarily focused in the U.S., where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our U.S. commercial organization includes a direct sales team of LDD sales personnel and LAL account managers, as well as clinical specialists, field service engineers and marketing personnel. Our sales efforts are concentrated on the approximately 3,500 to 4,000 U.S. cataract surgeons that perform approximately 60% of all premium IOL procedures. As of December 31, 2025, we had established an installed base of 1,134 LDDs in ophthalmology practices and, since our inception through December 31, 2025, surgeons have implanted approximately 300,000 LALs.

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

Cataract surgery

Cataract surgery is among the most common surgical procedures performed in the world and involves replacement of the patient’s natural cloudy lens with a clear artificial IOL. In the U.S., the procedure is commonly performed in an outpatient setting, such as an Ambulatory Surgery Center (“ASC”), by an ophthalmologist specializing in cataract surgery and often requires only 5 to 15 minutes to complete. In most cases, surgery begins with removal of the cataractous lens through a process known as phacoemulsification. During phacoemulsification, the ophthalmic surgeon makes a small surgical incision in the cornea and inserts an ultrasonic probe that breaks up, or emulsifies, the lens while a hollow needle removes the pieces of the lens (see image 1 below). After the cataract is removed, the surgeon inserts the replacement IOL through the same surgical incision (see image 2 below). Following implantation, the IOL sits firmly in place just behind the iris (see image 3 below).

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
•
Premium: The patient receives a premium IOL, which is designed to address the shortcomings of conventional monofocal lenses by also correcting for the additional visual problems of astigmatism and/or presbyopia. Premium IOLs reduce the need for glasses relative to conventional IOLs but may impose trade-offs related to their ability to provide glasses-free near, intermediate and distance vision, as well as the potential for increased incidence of halos, glare and other side effects relative to monofocal IOLs.

Healthcare payors typically cover the full cost of conventional cataract procedures. In the U.S., a healthcare payor (primarily Centers for Medicare and Medicaid Services (“CMS”)) typically provides reimbursement for a conventional cataract procedure of approximately $500 for a surgeon fee and approximately $1,000 for a facility fee, which includes the cost of a conventional monofocal IOL. Accounting for reductions in CMS reimbursement and for inflation, reimbursement rates have decreased by two thirds since 1991. The surgeon fee covers all pre-operative cataract testing, the cataract operation and follow-up care for three months.

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

Our market opportunity

According to the Market Scope 2025 Premium Cataract Surgery Market Report and 2025 Market Scope IOL Report:

•
Approximately 33 million cataract surgeries were performed globally in 2025, including 5.2 million in the U.S. The number of procedures worldwide is projected to grow at a CAGR of 3.4% to over 39 million by 2030. In the U.S., procedures are expected to grow at a CAGR of 3.2% to 6.1 million by 2030;
•
The U.S.is the world’s largest premium IOL market. In 2025, premium IOL procedures represented approximately 21% and 15% of cataract surgeries in the U.S. and worldwide, respectively;
•
In 2025, premium IOL revenue was approximately $2.6 billion globally and $860 million in the U.S., and is expected to grow at an 11% CAGR globally and in the U.S., through 2030. Key growth drivers include the increasing number of patients who prefer to be glasses-free, technological innovations, increased access to healthcare and rising disposable income; and
•
In the U.S., there are approximately 9,500 ophthalmic surgeons that perform cataract surgery, including approximately 3,500 to 4,000 that perform roughly 60% of premium IOL cataract procedures.

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

We are currently focused on driving awareness and penetration of our RxSight system in the premium cataract market, and primarily concentrating our near-term commercial efforts on the U.S. We believe the U.S.is a compelling market given the large population of individuals over the age of 60 that are covered by health insurance, the concentrated base of cataract surgeons experienced with premium IOL offerings, the high gross domestic product per capita and the favorable U.S. healthcare reimbursement system, which has a well-established history of covering a portion of the cost for cataract surgery.

Non-adjustable premium IOLs and their limitations

Prior to the commercial availability of our RxSight system, doctors and patients chose from two primary types of premium IOLs, as follows:

•
Multifocal Lenses. Multifocal lenses have two or more corrective zones, which allow the patient to receive focused light from different distances. Although multifocal lenses provide patients with a wider range of vision compared to the standard monofocal IOLs, multifocal lenses split light across the multiple corrective zones on the lens, sometimes impacting visual quality. For example, approximately two to three times as many patients who choose a multifocal lens over a monofocal lens experience side effects such as glare and halos, as well as reduced contrast vision, which are especially problematic in low light situations such as driving at night. For some patients these become more pronounced and can lead to explantation (removal of the IOL and replacement with another type of IOL). Extended-depth-of-focus (“EDOF”) lenses are similar to multifocals, except they have only one corrective zone. They create an elongated focal point that allows for a broader range of vision, although patients may still require glasses for distance and near vision. EDOF lenses will still typically result in glare and halos, as well as reduced contrast vision, although generally less severe than those experienced with multifocal lenses; and
•
Astigmatism-Correcting or Toric Lenses. Toric lenses correct for astigmatism, a condition in which the cornea is not uniformly curved leading to distortion of near and distance vision. According to the 2025 Market Scope IOL Report, approximately 70% of the population has clinically significant astigmatism of 0.5 diopters or more. Corrective toric lenses can provide additional distance, intermediate or near vision correction depending on the power of the lens selected and if their optical design incorporates either multifocal or EDOF features.

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

Our solution

We designed our RxSight system to address the shortcomings of existing premium IOL technologies and provide a solution that doctors can trust to improve visual outcomes and achieve high levels of patient satisfaction. We began commercializing our solution in the U.S. in 2019, and are focused on establishing the RxSight system as the standard of care for premium IOL procedures. As of December 31, 2025, we had an installed base of 1,134 LDDs in ophthalmology practices, and since our inception, approximately 300,000 surgeries have been performed with our RxSight system.

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

Key benefits of the RxSight system for patients

•
Superior vision outcomes. In the pivotal study that formed the basis for our FDA approval, the observed rate of eyes with 20/20 or better uncorrected distance visual acuity for our LAL was 70.1%. This compares favorably to the results of pivotal studies with similar study designs and patient populations that supported FDA approval of Alcon’s Acrysof Toric (38.4%) and J&J’s Tecnis Toric (43.6%). Most LAL patients choose minor differences in the refractive correction of each eye. In our most recent Phase IV commercial study data over 90% of LAL patients who chose to optimize vision with both eyes, achieved 20/25 or better distance vision and were also able to read 5-point font without glasses;
•
Postoperative customization. Our RxSight system enables patients to preview and compare possible vision outcomes after surgery based on their unique preferences and lifestyle requirements before they select a final prescription for their LAL. With up to three possible adjusting light treatments, patients can dial-in their optimal visual acuity through an interactive and iterative process;
•
No increase in glare and halo. Our LALs do not induce higher rates of glare and halos compared to monofocal IOLs. In contrast, multifocal IOLs, generally relied upon to improve near vision, are associated with a higher incidence of unwanted side effects including reduced contrast sensitivity and increased glare and halos around bright lights. These problems can lead to explants, in which patients undergo another procedure to remove the multifocal IOL and replace it with another type of IOL. In FDA studies for the Alcon Panoptix and J&J Symfony, 48.8% and 59.2% of subjects, respectively, reported being bothered by halos postoperatively; and
•
Corrects residual refractive error. The RxSight system can reduce the potential for secondary surgical procedures by correcting residual refractive error after surgery using our office based LDD to shape the LAL. With other premium IOLs, a separate LASIK procedure is generally the only way to correct for residual visual errors following the primary cataract procedure.

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
•
Broad application across different patients’ needs. Our IOLs can address a broad range of patient types and needs, while providing a solution that doctors can trust to improve visual outcomes, eliminating the need for extensive preoperative discussions with patients about which IOL may best fit their lifestyle and visual preferences. Moreover, the superior outcomes and patient-centered approach of the RxSight system helps drive patient referrals and grow premium cataract volumes, which generally produce higher practice revenue and profit margin than conventional procedures; and
•
Economic benefits that drive practice growth. Based on a 2024 economic impact survey by Haffey & Company, of the practices using the RxSight system revealed that LAL procedures were sourced from all other categories of other IOLs. For example, respondents indicated that approximately 40% of their LAL patients would have otherwise selected a conventional monofocal IOL, which is far less profitable for a practice than a LAL procedure. In addition, based on an average of 11 LALs implanted per month at these practices, doctors observed a payback period of approximately six months for the LDD, based on the current list purchase price. Following this payback period, practices continue to reap the financial benefit of converting patients to the RxSight system.

Our growth strategies

We are leveraging the tangible and compelling benefits of our RxSight solution to achieve broad adoption of our technology and establish it as the standard of care for premium cataract surgery. Our growth strategies include:

•
Establishing new customers and ensuring optimal patient outcomes. We believe our technology offers a differentiated value proposition to doctors and patients, providing us an opportunity to grow our share in the premium IOL market and increase the penetration of premium IOLs in the broader cataract surgery market. To grow our installed base, we are focused primarily on converting high-volume premium cataract surgeons to the RxSight system by highlighting its clinical, economic and workflow benefits compared to competing premium IOL technologies. Secondarily, we are focused on the broader pool of cataract surgeons who may implant premium IOLs sparingly or not at all due to suboptimal visual outcomes, persistent side effects and uneven patient satisfaction sometimes associated with non-adjustable premium IOL offerings. Because our RxSight system is designed to overcome these shortcomings, we believe many of these doctors have the potential to be successful RxSight customers. We are also investing in professional education, additional clinical studies and registries that expand our evidence base, facilitating peer-to-peer dialogue and forums and communicating the benefits of our technology through marketing initiatives, tradeshows and podium presentations;
•
Increasing the utilization of our LALs by empowering doctors to grow their practices. We work closely with every new customer to conduct a thorough training and onboarding process, providing a high level of service to help the practice succeed with the RxSight system. This support helps the practice confidently recommend the LAL to an increasing number of patients and, in turn, grow their practice. In a recent RxSight customer survey conducted by Haffey & Company, 90% of doctors said they thought our RxSight system delivered the highest quality vision, 96% said they would recommend the LAL to others and 79% said they would select it for their own eyes. In addition to personnel support, we also provide practices with marketing materials, such as patient brochures, literature and digital content for website and social media promotions. We also provide ongoing training related to new technology features and developments, as well as education on the patient benefits of our solution;

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
•
Investing in RxSight system enhancements and expanding indications. We continue to enhance our RxSight system to improve the patient and doctor experience, meet evolving customer needs and address the widest possible patient population. Since our initial FDA approval in November 2017 through December 31, 2025, we have received approximately 55 supplemental approvals. Recent enhancements include the addition of low diopter powers for the LAL+®, improvements to our manufacturing processes and improvements to the LDD software. We believe these technological advancements help to drive increased adoption of our RxSight system;
•
Scaling our business to achieve cost and production efficiencies. We expect to realize operating leverage through increased scale efficiencies as our commercial operations grow. We have executed a number of design and manufacturing process improvements to streamline both LAL and LDD production. We are also concurrently executing on our strategy to optimize our diverse supply chain. The combination of these strategies may drive margin improvement in the future when introduced into production and offered for sale; and
•
Growing our commercial operations in international markets. While our current commercial focus is on the large opportunity within the U.S., we believe the RxSight system offers compelling benefits for cataract doctors and patients in select international markets. According to the Market Scope 2025 Premium Cataract Surgery Market Report, approximately 78% of the premium IOL procedures in 2025 were outside the U.S. Our RxSight system has regulatory approval in the U.S., Europe, Canada, Mexico, Singapore, Australia and South Korea. We may selectively pursue commercial expansion outside the U.S., with a priority on markets where we see significant potential growth opportunities. New approvals may also be sought in large cataract markets with more complex regulatory environments.

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

In 2024, we completed a 500-eye prospective, randomized, controlled multi-center Post Approval Study (“PAS”), which was a requirement of our Premarket Approval (“PMA”). As of February 7th, 2025, the PAS was accepted by the FDA fulfilling our Post Approval Study requirements.” The PAS subjects were randomized in a 2:1 ratio to receive either the LAL or a monofocal IOL. Study subjects were followed for six months. The study compared effectiveness and safety of the LAL and a monofocal IOL. 335 eyes were implanted with the LAL and 165 eyes with a monofocal control IOL. Both safety endpoints were met. Regarding effectiveness, the monocular uncorrected distance visual acuity was 20/20 or better in 82.5% of LAL eyes compared to 50.6% of control eyes. The study found that the odds of achieving manifest refraction cylinder of 0.50 D or less were more than 20 times greater for the LAL group than the control group at six months.

Sales and marketing

Our commercial efforts are designed to create a “razor and razor blade” business model by building a sizable LDD installed base to enable ongoing growth in LAL procedure volumes. New customer contracts typically include sale of the LDD, sale of LALs and an LAL consignment agreement. Once the LDD is installed, our clinical specialists work closely with the practice’s doctors, technicians and staff members to ensure that they are fully trained, proficient LAL providers. Our LAL account managers oversee this process and engage with practices on an ongoing basis to assist with patient awareness and education programs, development of efficient patient flow processes and other initiatives. To achieve broad awareness of the RxSight system among cataract surgeons, we also conduct various marketing programs, including promotions at industry and society conferences, podium presentations, social media, and educational webinars focused on the differentiated benefits of our RxSight system.

Our RxSight system has regulatory approval in the U.S., Europe, Canada, Mexico, Singapore, Australia and South Korea. Beyond these, we have begun sales in select foreign jurisdictions where permitted.

Research and development

Our research and development activities are focused on programs that improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and lifecycle management. Since our initial FDA approval in November 2017 through December 31, 2025, we have received approximately 40 supplemental approvals that advance these objectives.

In January 2023, the FDA approved our PMA supplement for our compact LDD with various modifications, and it was approved in Canada in September 2024, and in South Korea in February 2025. Research and development expenses were $38.5 million, $34.4 million and $29.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Manufacturing and supply

We currently manufacture, assemble, test, and ship our LAL and LDD in Aliso Viejo, California at our campus of five facilities which consist of an aggregate of approximately 150,000 total square feet. We have intentionally pursued a vertically integrated manufacturing strategy offering critical advantages, including control over our product quality and rapid product iteration using strong R&D and quality groups. We believe our current manufacturing capacity is sufficient to meet our current expected demand for at least the next 12 months.

We are registered with the FDA as a medical device manufacturer and are licensed by the State of California to manufacture and distribute our medical devices. We are required to manufacture our products in compliance with the FDA’s Quality Management System Regulation (“QMSR”) (21 CFR Part 820 incorporating ISO 13485:2016), replacing the former Quality System Regulation. The FDA enforces the QSR through periodic inspections and may also inspect the facilities of our suppliers. All of our current Aliso Viejo, California facilities have been registered with the FDA, the State of California, and the European Notified Body (British Standards Institution) for the manufacture and distribution of medical devices.

We have received International Organization for Standardization (“ISO”) 13485:2016 certification for our quality management system. ISO certification generally includes recertification audits every third year, scheduled annual surveillance audits and periodic unannounced audits. We have also received quality system certification to the Medical Device Single Audit Program (“MDSAP”) to cover the jurisdictions of U.S., Canada, Brazil, Japan, and Australia from the British Standards Institution. The MDSAP certification follows the ISO 13485:2016 certification schedule. The most recent recertification and surveillance audit was conducted in November 2024 and the most recent unannounced audit was conducted in November 2025.

The LAL is a silicone intraocular lens made from a proprietary blend of custom chemical components. Chemical component vendors produce the raw materials, which we inspect, blend, further purify, and process, and formulate into uncured silicone blend. Using this uncured silicone, we mold the lens in one of our three ISO Class 7 clean rooms. After curing, the molded lens is inspected and packaged and then sent to a third-party ethylene oxide sterilization vendor. After sterilization, the lens is returned to us for final inspection, packaging, and shipment to customers.

Our LDD is a UV projector medical device, which consists of an anterior segment biomicroscope, computer controllers for performing light treatments, and a biometrically designed patient interface and table. The optics are bonded into their mounts using epoxies, which are then oven cured, and are assembled into the main optical housing. The completed optical head is integrated into the table, along with a computer, power supplies and other electro-mechanical parts. We outsource the cables and circuit boards used in the LDD to certified specialty contract manufacturers. The fully assembled LDD is put through an electrical safety and final acceptance test process, and then reviewed by quality control, packaged and shipped directly to our customers for installation.

We use a combination of internally manufactured and externally sourced components to produce the LAL and LDD. We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products that include off-the-shelf chemical, materials, microchips integrated into printed circuit boards and cables, sub-assemblies, and custom parts that are provided by qualified and approved suppliers. We also employ a third-party sterilization vendor. We have long-term supply agreements with (or guaranteed commitments from) the majority of our sole source, critical suppliers. We utilize purchase orders or blanket orders covering the medium term of 12–18 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times has resulted in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply, pushed out delivery dates, and tariffs. Additionally, due to these supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us.

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

Third-party reimbursement and patient billing

Dual aspect payment model

In the U.S., the CMS has determined that the additional refractive correction provided by astigmatism correcting and presbyopia correcting (premium) IOLs is not a covered benefit. As described in two CMS rulings (CMS 05-01 and CMS 1536-R), premium IOLs have both a covered and non-covered aspect, providing the framework for the “dual-aspect payment model.” In effect since 2005, this model means that CMS does not reimburse the physician or the facility for the additional costs associated with a premium IOL, while still covering the cost of the conventional IOL procedure. Instead, the patient selecting a premium IOL is responsible for the additional charges from the physician and from the facility that exceed the regular charges for insertion of a conventional IOL that are submitted to CMS by each of these providers. As of 2017, CMS has recognized the LAL as an astigmatism correcting (premium) IOL, making it eligible for the dual aspect payment model. Most commercial payers mirror the Medicare rulings, but this can vary by payor.

Procedure coding and payment

In the U.S., we primarily sell our LAL products to ambulatory surgical centers (“ASCs”) and occasionally to hospitals. These customers in turn bill various third-party payors, such as commercial payors and state and government payors, as well as patients and doctors directly for the services provided to each patient.

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

Reimbursement outside of the U.S.

In international markets, reimbursement and healthcare payment systems also vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In many countries, analogous determinations to the dual aspect CMS ruling have been made, allowing for partial coverage of the cataract procedure by national health systems, with patients paying out of pocket for refractive services associated with the premium IOL. In other countries, such dual billing is not allowed, forcing patients to pay for the entire cost of the cataract surgery and IOL when a premium IOL is used. In such markets, it may be possible for doctors to charge separately for the cost of light treatments, which are not part of the cataract procedure. This method would require a different billing methodology by us than is currently used in the U.S., where light treatments are included with the purchase of the LAL. There is no assurance that these methodologies will be allowed or that an adequate level of payment will be established, or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

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

Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the U.S. and in jurisdictions outside of the U.S. related to our technology, inventions, improvements and products that are important to the development and implementation of our business. Our patent portfolio covers various aspects of our LDD, LAL and related devices and methods.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. Generally, in the U.S., issued patents are granted a term of 20 years from the earliest claimed non-provisional or Patent Cooperation Treaty (“PCT”) filing date. In certain instances, a patent term can be adjusted to recapture a portion of delay by the U.S. Patent and Trademark Office (“USPTO”), in examining the patent application (patent term adjustment, or PTA) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension, or PTE), or both. Additionally, a patent term may be shortened if a patent is terminally disclaimed over an earlier filed patent. However, the life of the patent, and the protection it affords, is limited. In addition, we cannot provide any assurance that any patents will be issued from our pending or future applications or that any issued patents will adequately protect our current and future products. We also cannot predict the breadth of claims that may be allowed or enforced in our owned or in-licensed patents or whether such claims, if issued, will cover our products, provide sufficient protection from competitors or otherwise provide any competitive advantage. Any issued patents that we may own or in-license in the future may be challenged, invalidated, narrowed, held unenforceable, infringed or circumvented.

As of December 31, 2025, our patent estate is directed to various aspects of our programs and technology, including our LAL and our LDD as well as lens adjustment procedure and other technology. The U.S. and foreign patents issued or pending are estimated to expire from 2026 to 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, and other governmental fees. Further details on certain segments of our patent portfolio, including our owned and exclusively in-licensed issued patents and patent applications, are included below.

•
Our current LAL: Some of the patents directed to our current LAL include, for example, U.S. Pat. No. 10,874,505, which is estimated to expire in 2033, U.S. Pat. No. 11,266,495, which is estimated to expire in 2039 and U.S. Pat. No. 12,102,524, which is estimated to expire in 2039.
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

From a commercial perspective, we believe our primary competitors in the cataract U.S. IOL market are premium IOL providers, including Alcon and Johnson & Johnson. According to Market Scope, the global cataract IOL market is highly concentrated, with these top two players accounting for approximately 75% of the total U.S. premium cataract surgery market and approximately 70% of the global manufacturer market revenue. Our competitors are significantly larger than us with greater financial, marketing, sales and personnel resources, greater brand recognition and longer operating histories. We believe our ability to compete effectively will be dependent on our ability to build the commercial infrastructure necessary to effectively and cost-efficiently drive awareness of the unique value of our RxSight system.

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

The most popular premium IOLs families approved for cataract treatment are toric and multifocal Acrysof and Tecnis IOL models. According to the Market Scope 2025 Premium Cataract Surgery Market Report Alcon and Johnson & Johnson are two of the top IOL manufacturers, with an estimated 2025 revenue share of the world-wide premium IOL market of approximately 45% and 27%, respectively. The Acrysof and Tecnis families of IOLs are available in a monofocal Toric, multifocal Toric and EDOF Toric versions. The Presbyopia-Correcting and Toric versions of these lenses represented over half of all premium multifocal IOLs sold in 2025. The rest of the market is shared between several smaller companies each with under 5% market share. From a technology perspective, we believe the LAL competes with nearly all of the existing IOLs, including conventional, premium astigmatism correcting and premium presbyopia correcting lenses.

Government regulation

Our products and operations are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, (the “FDCA”) and its implementing regulations, as well as other federal, state and local regulatory authorities in the U.S., as well as foreign regulatory authorities. The FDA regulates, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance in the U.S. to assure the safety and effectiveness of medical products for their intended use.

FDA regulation of medical devices

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the U.S. will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a PMA application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

FDA classifies medical devices into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of FDA’s current good manufacturing practices for devices, as reflected in the FDA's QMSR, establishment registration and device listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

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

Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed novel and not substantially equivalent following the 510(k) process. Due to the level of risk associated with Class III devices, the FDA’s general controls and special controls alone are insufficient to assure their safety and effectiveness. Devices placed in Class III generally require the submission of a PMA application, demonstrating the safety and effectiveness of the device which must be approved by the FDA prior to marketing, or the receipt of a 510(k) de novo classification. The PMA approval process is generally more costly and time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.

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

Investigational device process

In the U.S., absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an IDE application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed, and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards for each clinical trial site. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the clinical trial as sufficient to prove the product’s safety and effectiveness, even if the clinical trial meets its intended success criteria.

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
•
Patients experience adverse events;
•
Patients die during a clinical trial, even though their death may not be related to the products that are part of the clinical trial;
•
Device malfunctions occur with unexpected frequency or potential adverse consequences;
•
Side effects or device malfunctions of similar products already in the market that change the FDA’s view toward approval of new or similar PMAs or result in the imposition of new requirements or testing;
•
Institutional review boards may delay or reject the clinical trial protocol;

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

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the clinical trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.

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

•
the QMSR, which went into effect in February 2026, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation, and other quality assurance procedures during the manufacturing process;
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

FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, some states also require medical device manufacturers and/or distributors doing business within the state to register with the state or apply for a state license, which could subject our facility to state inspection as well as FDA inspection on a routine basis for compliance with the FDA's QMSR and any applicable state requirements. Further, the FDA requires us to comply with various FDA regulations regarding labeling. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:

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

Our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, untitled letters, fines, injunctions, consent decrees, civil penalties, unanticipated expenditures, repairs, replacements, refunds, recalls or seizures of products, operating restrictions, total or partial suspension of production, the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product clearances or approvals and criminal prosecution.

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

International medical device premarket authorization process

The European Union has established a comprehensive regulatory framework governing the design, manufacture, clinical investigation, labeling, and post-market surveillance of medical devices. Our products are regulated in the European Union under Regulation (EU) 2017/745, commonly referred to as the EU Medical Devices Regulation (“EU MDR”). Medical devices are classified under the EU MDR based on intended use and risk profile, with conformity assessment requirements determined by the applicable classification. Our products have completed the required conformity assessment procedures and are fully certified under the EU MDR, permitting the application of the CE mark. The CE mark demonstrates conformity with applicable regulatory requirements and allows for commercialization throughout the European Union without the need for additional national approvals. Certification is issued by a designated Notified Body and is subject to ongoing compliance with the EU MDR and applicable ISO 13485 quality system requirements.

Regulatory oversight of medical devices in the European Union is carried out by national authorities, referred to as Competent Authorities, in coordination with Notified Bodies. The Company is subject to periodic surveillance and re-certification audits by its Notified Body to verify continued compliance with regulatory and quality system requirements, including those applicable to clinical trials sponsored by the Company. In addition to EU MDR certification, the Company has obtained UK Conformity Assessed (UKCA) certification for products marketed in Great Britain and has completed medical device registration in Switzerland in accordance with applicable Swiss regulatory requirements. The Company also maintains certification under the Medical Device Single Audit Program (“MDSAP”), covering the jurisdictions of the U.S., Canada, Japan, Brazil, and Australia, which allows a single audit to satisfy quality system requirements across these markets. All regulatory registrations and certifications required as a result of the United Kingdom’s withdrawal from the European Union and Switzerland’s regulatory changes have been completed and are maintained in accordance with applicable regulatory requirements

Other U.S. regulatory matters

Medical device companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Manufacturing, sales, promotion and other activities following product clearance or approval are subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, including the CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. For example, in the U.S., sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse, anti-kickback false claims, transparency, government price reporting, anti-corruption, and health information privacy and security laws and regulations. Internationally, other governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions or safe harbors, it is possible that some of our activities, such as stock-option compensation paid to doctors that have entered into consulting agreements with us, could be subject to challenge under one or more of such laws. The growth of our business and sales organization and our expansion outside of the U.S. may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to various interpretations. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Also, we may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant civil, criminal and administrative penalties, including damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

U.S. health care reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage for the procedures associated with the use of our products or result in lower reimbursement for those procedures. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products. Changes in healthcare policy, including changes in the implementation or the repeal of the ACA in the U.S., could increase our costs, decrease our revenue and impact sales of and reimbursement and coverage for our current and future products. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. In particular, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments in November 2020. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures of the Biden administration will impact the ACA and our business. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2032, unless additional action is taken by Congress. Moreover, there recently has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

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

HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective “business associates,” individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services (“HHS”), affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, or PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

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

Additionally, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). The CPRA, which became effective January 1, 2023, created additional obligations with respect to certain data relating to consumers, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA may increase our compliance costs and potential liability. In addition to the CCPA, numerous other states’ legislatures have passed or are considering similar laws that will require ongoing compliance efforts and investment.

The EU also has laws and regulations dealing with the collection, use and processing of personal data obtained from individuals in the EU, including the EU General Data Protection Regulation, or GDPR. These laws and regulations are often more restrictive than those in the U.S. and restrict transfers of personal data to the U.S. unless certain requirements are met. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Further, the United Kingdom has adopted the UK General Data Protection Regulation and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law and provides for a penalty structure similar to the GDPR. Because the interpretation and application of laws, regulations, standards and other obligations relating to privacy, data protection and security are still uncertain, it is possible that these laws, regulations, standards and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies. If our practices are not consistent, or are viewed as not consistent, with changes in laws, regulations and standards or the interpretations or applications of existing laws, regulations and standards, we may also become subject to fines, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, lawsuits, loss of export privileges, severe criminal or civil sanction or other penalties.

Employees and human capital

As of December 31, 2025, we had 461 full-time employees. All of our employees are full-time and none of our employees are represented by a labor union or covered under a collective bargaining agreement.

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
•
We have commenced, and intend to expand in the future, sales of our products internationally, but we may experience difficulties in obtaining regulatory clearance or approval or in successfully marketing our products internationally even if approved.
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
•
Current and future litigation proceedings could adversely affect our business~~.~~, including the putative securities class action complaint filed in July 2025 in the U.S. District Court for the Central District of California which is pending.

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

While sales declined in 2025 following several years of rapid growth, we have implemented changes in our sales organization in an effort to return to revenue growth in absolute dollars. In order to increase LAL use at our current customers, we recently realigned our commercial structure by unifying our LAL sales and clinical support personnel into a single Customer Success Organization. Each team within the Customer Success Organization is responsible for a defined group of doctors and practices, overseeing customer experience from initial onboarding through ongoing efforts to drive long-term utilization growth. Our LDD sales team remains focused on acquiring new high-potential accounts, which are subsequently transitioned to the Customer Success Organization for clinical support, education, and to maximize long-term utilization and growth and LAL use.

These factors also make it difficult for us to forecast our financial performance and growth, and such forecasts are subject to a number of uncertainties, including our ability to successfully develop additional products that add functionality, reduce the cost of products sold, and broaden our commercial portfolio offerings and our ability to obtain the required regulatory approvals and clearances under applicable law both domestically and internationally, including FDA 510(k) clearance or pre-market approval, (“PMA”), for, and successfully commercialize, market and sell, our planned or future products in the U.S., or in international markets. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have a history of net losses, and we expect to continue to incur losses in the future. If we ever achieve profitability, we may not be able to sustain it.

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $48.2 million and $36.9 million for the years ended December 31, 2025 and 2024, respectively. As a result of these losses, as of December 31, 2025, we had an accumulated deficit of $661.0 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products.

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

Moreover, in the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to products or technologies we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the conflicts in Eastern Europe, the Middle East and otherwise.

As of December 31, 2025, we had $228.1 million in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, there is no assurance that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as such metric may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. There is no assurance that we will be able to generate sufficient liquidity as and when needed.

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

Deterioration in the economic conditions globally has resulted in instability in global financial markets, including: inflation and rising interest rates and instability in the capital markets.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemic) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide and have a material adverse effect on our business, financial conditions, results of operations and prospects.

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

Changes in U.S. trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations.

Changes in U.S. trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where we source our products could result in increased material costs for our products. If we are unable to mitigate these risks through supply chain adjustments, such as changing vendors, pricing strategies, or other measures could adversely affect our gross margins, business, financial condition and results of operations.

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
•
our ability to obtain regulatory approval to market our planned or future products for use in the U.S. or internationally;
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
•
our reputation among doctors, patients, and the market;
•
the strength of our marketing, clinical support, and commercial organization;
•
the effectiveness of our marketing and sales efforts in the U.S., including our efforts to build out our sales and clinical team;
•
our ability to expand the commercialization of our products into international markets;
•
our ability to continue to develop, validate and maintain a commercially viable manufacturing process that is compliant with the QMSR, which went into effect in February 2026, and other applicable foreign, federal and state regulatory requirements;
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

In order for doctors to use our RxSight system, they often must make a significant up-front investment to purchase the LDD. This can result in a lengthy sales cycle and require extensive negotiations and management time. If we are unsuccessful in placing LDDs with providers, our sales growth may stall and our sales may decrease, and our operating results may be harmed.

Doctors play a significant role in determining the course of a patient’s treatment, and, as a result, the type of treatment that will be utilized and provided to a patient. We focus our sales, marketing and education efforts primarily on doctors, and aim to educate referring doctors on the patient population that would benefit from our products. There is no assurance that we will achieve broad market acceptance among doctors.

For example, some doctors may choose to utilize our RxSight system on only a subset of their total patient population or may not adopt our RxSight system at all. If we are not able to effectively demonstrate that the use of our RxSight system is beneficial in a broad range of patients, adoption of our product will be limited and may not occur as rapidly as we anticipate or at all, which would have a material adverse effect on our business, financial condition and results of operations. There is no assurance that our products will achieve broad market acceptance among doctors. Additionally, even if our products achieve market acceptance, they may not maintain that market acceptance over time if competing products, procedures or technologies are considered safer or more cost-effective or otherwise superior. Any failure of our products to generate sufficient demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

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

The IOL market is intensely competitive, subject to rapid change and is constantly impacted by new product introductions and other market activities of industry participants. We compete with manufacturers and distributors of premium and conventional IOLs. Our most significant competitors in the IOL field include Alcon, Johnson & Johnson and Bausch + Lomb, which all continue to develop and release new IOL products and technologies. Most of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. Therefore, they can spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have a single product or a limited range of products. In addition, patients who receive an LAL will be required to wear UV protective glasses until final lock-in which is approximately four to five weeks after surgery. They will also be required to return for an additional two to three clinic visits compared to traditional monofocal cataract surgery. The additional clinic visits are non-surgical but do require the patient’s eyes to be dilated. Due to these additional requirements, market acceptance of the LAL may be impacted. We believe the principal competitive factors in our markets include:

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
•
expand our sales and clinical teams across key markets to increase doctors’ awareness;
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

There is no assurance that we will be successful in developing new products or commercializing them in ways that achieve market acceptance. If we develop new products, sales of those products may reduce revenue generated from our existing products. Moreover, any significant delays in our product launches may significantly impede our ability to enter or compete in a given market and may reduce the sales that we are able to generate from these products. We may experience delays in any phase of a product development, including during research and development, clinical trials, regulatory review, manufacturing and marketing. Delays in product introductions could have a material adverse effect on our business, financial condition and results of operations.

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
•
collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on clinical trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
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

We currently maintain our research and development, manufacturing and administrative operations in Aliso Viejo, California, and we do not have redundant facilities. We operate in five separate facilities, designated as a single manufacturing facility, and should any one of these facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, and/or fires (both of which are prevalent in California) or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing would cease or be delayed and our products may be unavailable. A major interruption in the manufacturing operations at this facility would materially impact our ability to operate. Because of the time required to authorize manufacturing in a new facility under federal, state and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity. While we maintain property and business interruption insurance, such insurance has limits and would not cover all damages, including losses caused by earthquakes or losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our research, development and manufacturing activities if our facilities become inoperable, combined with our limited inventory of materials and components and manufactured products, may cause doctors to discontinue using our products or harm our reputation, and we may be unable to re-establish relationships with such doctors in the future. Consequently, a catastrophic event at our current facility or any future facilities could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the current leases on our facilities expire on January 31, 2031, with two options to extend for five years each. We may be unable to renew our leases or find a new facility on commercially reasonable terms, or at all. If we are unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and such a move could delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by any such move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

Technological change may adversely affect sales of our products and may cause our products to become obsolete.

The IOL market is characterized by extensive research and development and rapid technological change. There can be no assurance that other companies, including current competitors or new entrants, will not succeed in developing or marketing products that are more effective than our products or that would render our products obsolete or noncompetitive. Additionally, new surgical procedures, medications and other therapies could be developed that replace or reduce the importance of our products. If we are unable to innovate successfully, our products could become obsolete and our revenue would decline as our customers purchase our competitors’ products. Our failure to develop new products, applications or features could result from insufficient cash resources, employee turnover, inability to hire personnel with sufficient technical skills or replace key personnel, a lack of other research and development resources or other constraints. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our current or future competitors could have a material adverse effect on our business, financial condition and results of operations.

Uncertainties with respect to the development, deployment, and use of artificial intelligence in our business and products may result in harm to our business and reputation.

We are in the early stages of incorporating artificial intelligence (“AI”) into our business activities and our product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on datasets that are biased or insufficient. In addition, any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings. Conversely, a failure to timely and effectively use or deploy AI and integrate it into new product offerings and services could negatively impact our competitiveness, particularly ahead of evolving industry trends and evolving consumer demands. We may be unable to devote adequate financial resources to develop or acquire new AI technologies and systems in the future. Use of AI to improve internal business operations, or in the development or provision of products or services, poses risks and challenges. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. Any of the foregoing may result in decreased demand for our products or harm to our business, financial statements or reputation. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

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
•
clinical trial results may not meet the level of statistical significance required by the FDA or other regulatory authorities;
•
the FDA or similar foreign regulatory authorities may find that one or more of our products is not sufficiently safe for investigational use in humans or may interpret data from preclinical testing and clinical trials in different ways than we do;
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

•
we may have trouble in managing multiple clinical sites; or
•
may have trouble finding patients to enroll in our clinical trials;
•
we may experience delays in agreeing on acceptable terms with third-party research organizations and clinical trial sites that may help us conduct the clinical trials; and
•
we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks.

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

Medical devices are increasingly connected to the internet, hospital networks, and other medical devices to provide features that improve healthcare and increase the ability of healthcare providers to treat patients and patients to manage their conditions. Although disabled, our RxSight system is capable of bidirectional connectivity and interoperability with other devices, local networks and the internet, which if enabled, may increase cybersecurity risks and the risks of unauthorized access and use by third parties. For example, unauthorized third parties may seek to access our devices or other products and services, or related devices, products, and services, and modify or use them in a way inconsistent with our FDA clearances and approvals, which may create risks to users and potential exposure to the company.

Our IT systems, contractors or consultants or potential future collaborators, may fail or suffer actual or suspected security or privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm our brand and cause material disruption to our operations.

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

For example, as previously disclosed in May 2024, an unauthorized actor targeted the personal cell phone number of an RxSight employee. The unauthorized actor obtained unauthorized access to the employee’s cloud-based work account, and to e-mails and files that were accessible from that account. We discovered the incident on the same day and were able to prevent interruption of our information systems, and they remained operational during this unauthorized access. This incident did not have a material impact on our operations, financial systems, or financial condition. However, there can be no assurance that a similar incident would not have a future material impact on our operations, financial systems, or financial condition and we remain subject to various risks due to the incident.

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

Despite the implementation of security measures in our efforts to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., hosting), contractors and consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as the ongoing conflicts in the Middle East and between Ukraine and Russia) and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in recent years. Our employees generally work in a hybrid model in our offices and from home, and we may need to adjust our working model from time to time. As a result, we have increased cyber-security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines.

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

The medical device industry is characterized by rapid technological change and innovation. New technologies, techniques or products could emerge that might offer better combinations of price and performance or better address customer requirements as compared to our current or future products. Competitors, who may have greater financial, marketing and sales resources than we do, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Any new product we identify for internal development, licensing or acquisition may require additional development efforts prior to commercial sale, including extensive clinical testing and approval or clearance by the FDA and applicable foreign regulatory authorities. Due to the significant lead time and complexity involved in bringing a new product to market, we are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product. These assumptions and estimates may prove incorrect, resulting in our introduction of a product that is not competitive at the time of launch. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. Our ability to mitigate downward pressure on our selling prices will be dependent upon our ability to maintain or increase the value we offer to doctors as well as payors. All new products are prone to the risks of failure inherent in medical device product development, including the possibility that the product will not be shown to be sufficiently safe and effective for approval or clearance by regulatory authorities. In addition, there is no assurance that any such products that are approved or cleared will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of our new products, could adversely affect our business, financial condition and results of operations.

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

Any product we identify, license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval or clearance by the FDA and applicable foreign regulatory authorities. All products are prone to the risks of failure inherent in medical device product development, including the possibility that the product will not be shown to be sufficiently safe and effective for approval or clearance by regulatory authorities. In addition, there is no assurance that any such products that are approved or cleared will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.

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

We may seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. However, there is no assurance that we would be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

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

In both U.S. and non-U.S. markets, our ability to successfully commercialize and achieve market acceptance of our products depends, in significant part, on the availability of adequate financial remuneration to doctor practices and surgical centers. This remuneration can come from a combination of sources, including third-party payors, such as Medicare and Medicaid programs in the U.S., managed care organizations and private health insurers. Third-party payors decide which treatments they will cover and establish reimbursement rates for those treatments. They also can preclude patients from paying extra to receive additional services, such as those associated with placement of premium IOLs. Depending on the country or region, our products are purchased by doctors who will then seek reimbursement from third-party payors and patients for the procedures performed using our products. Reimbursement systems and patient billing rules in international markets vary significantly by country and by region within some countries, and reimbursement and/or non-reimbursement approvals must be obtained on a country-by-country basis. In certain international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Furthermore, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures, as well as the ability to charge patients directly for non-reimbursed devices and procedures. In most markets there are private insurance systems as well as government-managed systems.

While third-party payors in certain countries and regions currently cover and provide reimbursement for a portion of the cost of the procedures performed using our currently cleared or approved products, there is no assurance that these third-party payors will continue to provide coverage and adequate reimbursement or permit patient payment for the non-reimbursed portion sufficient to permit doctors to offer procedures using our products to patients requiring treatment. If sufficient coverage and reimbursement or flexibility to enable patient payment is not available for the procedures performed using our products, in either the U.S. or any international markets we enter, the demand for our products and our revenue will be adversely affected.

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

Third-party payors are also increasingly examining the cost effectiveness of products, in addition to their safety and efficacy, when making coverage and payment decisions. Third-party payors have also instituted initiatives to limit the growth of healthcare costs using, for example, price regulation or controls and competitive pricing programs. Some third-party payors also require demonstrated superiority, on the basis of randomized clinical trials, or pre-approval of coverage, for new or innovative devices or procedures before they will reimburse healthcare providers who use such devices or procedures. Additionally, no uniform policy for coverage and reimbursement exists in the U.S., and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. It is uncertain whether our current products or any planned or future products will be viewed (or continue to be viewed) as sufficiently cost effective to warrant coverage and adequate reimbursement levels for procedures using such products in any given jurisdiction.

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
•
substantial monetary awards to clinical trial participants or patients;
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

Sales of our products outside of the U.S. would be subject to foreign regulatory requirements governing clinical trials and marketing approval. We will incur substantial expenses in connection with our international expansion. Additional risks related to operating in foreign countries include:

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
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
potential liability under the FCPA or comparable foreign regulations;
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
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

In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

In addition, there can be no guarantee that we will receive approval to sell our products in the international markets we target, nor can there be any guarantee that any sales would result even if such approval is received. Even if the FDA grants marketing approval for a product, comparable regulatory authorities of foreign countries must also approve the manufacturing or marketing of the product in those countries. Approval in the U.S., or in any other jurisdiction, does not ensure approval in other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional clinical trials and additional expenses. Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries. Clinical trials conducted in one country may not be accepted by other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue will be diminished. Our inability to successfully enter all our desired international markets and manage business on a global scale could negatively affect our business, financial results and results of operations.

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

We believe that optometrists are qualified to perform LDD procedures involving our RxSight system, but states regulate the practice of optometry, including the types of procedures optometrists are authorized to perform in each state. To the extent states change the scope of optometry with respect to those who are qualified to perform LDD procedures involving our RxSight system, such state regulation or policy can have a material impact on our business. Additionally, payor restrictions on the coverage and/or reimbursement levels for procedures using our RxSight system can negatively impact our business. Changes to medical or professional malpractice insurance coverage policies for doctors who perform procedures using our products, can also impact the adoption of our products and our business operations. There is no assurance about the impact of current and future federal and state legislative, executive, and administrative actions, including measures implemented by state boards of examiners in optometry, as well as policies of malpractice insurance carriers and payors on us, our business operations, and the business of our customers. The implementation of cost containment measures or other policy and regulatory changes may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

The federal government is considering ways to change, and has changed, the manner in which healthcare services are paid for in the U.S. Individual states may also enact legislation that impacts Medicaid payments to doctors. In addition, CMS establishes Medicare payment levels for doctors on an annual basis, which can increase or decrease payment to such entities. Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. In addition, the ability to charge patients directly for premium IOLs and associated services also varies widely across different countries and could become more restricted. Even if we succeed in bringing our products to market internationally, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at acceptable prices.

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

We have experienced growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert or stretch our management and business development resources in a way that we may not anticipate. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.

It is not uncommon in our industry to experience seasonally weaker revenue during the summer months and end-of-year holiday season. We may be affected by other seasonal trends in the future, including severe weather (which can impact the number of elective procedures performed), particularly as our business matures. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) of approximately $376.7 million, some of which will begin to expire in various years ranging from 2026 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but beginning after December 31, 2020, the deductibility of such federal NOLs, is generally limited to 80% of the current year taxable income. Various states may conform to the Tax Act, as modified by the CARES Act, to different extents.

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

Our success depends in large part on our ability to obtain, maintain, protect and enforce patent and other intellectual property protection in the U.S. and other countries with respect to our products and technology we develop. If we fail to obtain, maintain, protect and enforce our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

We seek to protect our position by in-licensing intellectual property relating to our products and filing patent applications in the U.S. and abroad related to our technologies and products that are important to our business. We also rely on a combination of contractual provisions, confidentiality procedures and copyright, trademark, trade secret and other intellectual property rights to protect the proprietary aspects of our brands, products, technologies and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success will depend, in part, on obtaining and maintaining patents, copyrights, trademarks, trade secrets, data and know-how and other intellectual property rights.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our owned and in-licensed issued patents may be challenged in courts or patent offices in the U.S. and abroad. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office (“USPTO”), challenging the validity of one or more claims of our owned or in-licensed issued patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or in-licensed pending patent applications.

It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, consultants, contractors, collaborators, vendors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. We may not be able to obtain or maintain patent applications and issued patents due to the subject matter claimed in such patent applications and issued patents being in disclosures in the public domain, and we may not be able to prevent any third party from using any of our technology that is in the public domain to compete with our technologies. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our owned or in-licensed issued patents or pending patent applications, or that we were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or in-licensed patent applications may not issue as patents and even if issued, may be challenged and invalidated or rendered unenforceable.

Often the relative patent positions of companies is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and in-licensed patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

Failure to obtain and maintain patents, trademarks and other intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the U.S. and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our patents, trademarks, data, technology and other intellectual property, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, this could arise if the research resulting in certain of our owned or in-licensed patent rights and technology was funded in part by the U.S. government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the U.S. The U.S. government has recently taken actions to indicate closer review of patents resulting from government funding for compliance with the Bayh-Dole Act, which if found noncompliant, may authorize the government to exercise its march-in right. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest claimed U.S. non-provisional or Patent Cooperation Treaty application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired for a product, we may be open to competition. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours for a meaningful amount of time, or at all.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our current and future products in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

Our future reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to supply components, raw materials, chemicals and other supplies to manufacture our RxSight system, and any future products, and we expect to collaborate with third parties on the continuing development of our RxSight system, and any future products, we must, at times, share trade secrets with them. We also expect to conduct R&D programs that may require us to share trade secrets under the terms of our partnerships or agreements with contract research organizations (“CRO”)s. We seek to protect our proprietary technology in part by entering into agreements containing confidentiality and use restrictions and obligations with our advisors, employees, contractors, contract manufacturing organizations (“CMO”)s, CROs, other service providers and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

In addition, we or our licensors may in the future be subject to claims by former employees, consultants or other third parties asserting an ownership right in our owned or in-licensed issued patents or patent applications. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology, without payment to us, or could limit the duration of the patent protection covering our technology. Such challenges may also result in our inability to develop, manufacture or commercialize our technology without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned or in-licensed issued patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Even if we believe a third party’s intellectual property claims are without merit, there is no assurance that a court would find in our favor, including on questions of infringement, validity, enforceability or priority of patents. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. A court could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any products or technology we may develop, and any other products or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court would invalidate the claims of any such U.S. patent. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

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

Additionally, we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time consuming and unsuccessful. Competitors may infringe our issued patents or other intellectual property, which we may not always be able to detect. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or alleging that our intellectual property is invalid or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise challenges to the validity of certain of our owned or in-licensed patent claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). In any such lawsuit or other proceedings, a court or other administrative body may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

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

We may obtain licenses to patent rights, proprietary technology, or other intellectual property from third parties that are important or necessary for the development of our products and technology, including future products and technology. Further development and commercialization of our current products, and development of any future products, may require us to enter into license or collaboration agreements. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.

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

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, collaborators and others upon the commencement of their relationship with us. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties, despite the existence generally of these confidentiality restrictions. These contracts may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurance that such third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Despite the protections we do place on our intellectual property or other proprietary rights, monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property or other proprietary rights to the same extent as the laws of the U.S. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.

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

Further, it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology, and in such cases we could not assert any trade secret rights against such parties or those to whom they communicate such trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology similar to ours or competing technologies, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets and agreement terms that address non-competition. These agreements are often difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

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

Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The U.S. has enacted and implemented wide-ranging patent reform legislation. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the U.S. transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Filing, prosecuting, and defending patents covering our RxSight system, and any of our future products throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. are less extensive than those in the U.S. In some cases, we or our licensors may not be able to obtain patent protection for certain technology outside the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the U.S., even in jurisdictions where we or our licensors do pursue patent protection, or from selling or importing products made using our or our licensors’ inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may have or obtain patent protection, but where patent enforcement is not as strong as that in the U.S. These unauthorized products may compete with our products in such jurisdictions and take away our market share where we do not have any issued or in-licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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
•
our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
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

We rely on trademarks, service marks, tradenames and brand names to distinguish our products from the products of our competitors and have registered or applied to register these trademarks. There is no assurance our trademark and service mark applications will be approved. During trademark and service mark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark and service mark applications and to seek to cancel registered trademarks and service marks. Opposition or cancellation proceedings may be filed against our trademarks and service marks, and our trademarks and service marks may not survive such proceedings. In the event that our trademarks and service marks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. At times, competitors may adopt trade names, trademarks or service marks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. As a means to enforce our trademark and service mark rights and prevent infringement and other violations, we may be required to file claims against third parties or initiate opposition proceedings. This can be expensive and time-consuming. In addition, there could be potential trademark or service mark infringement claims brought by owners of other registered trademarks, service marks, or trademarks or service marks that incorporate variations of our registered or unregistered trademarks or service marks. Certain of our current or future trademarks or service marks may become so well known by the public that their use becomes generic and they lose trademark or service mark protection. Over the long term, if we are unable to establish name recognition based on our trademarks, service marks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.

Risks related to government regulation

If we fail to obtain and maintain necessary regulatory clearances or approvals for our products, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations would be harmed.

Our products are subject to extensive regulation by the FDA in the U.S. and by regulatory agencies in other countries where we may choose to do business. Government regulations specific to medical devices are wide ranging and govern, among other things:

•
product design, development and manufacture;
•
laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;
•
premarketing clearance or approval;
•
record keeping;
•
product safety and effectiveness;
•
product changes;
•
product marketing, promotion and advertising, sales and distribution; and
•
post marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals.

Before a new medical device, or a new intended use for an existing product, can be marketed in the U.S., a company must first submit and receive either 510(k) clearance pursuant to Section 510(k) of the FDCA, or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies.

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

Our products and operations are subject to extensive government regulation and oversight in the U.S.

Medical devices regulated by the FDA are subject to “general controls” which include: registration with the FDA; listing commercially distributed products with the FDA; complying with all applicable requirements under the QMSR; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining pre-market notification 510(k) clearance for devices prior to marketing. Some devices known as “510(k)-exempt” devices can be marketed without prior marketing-clearance or approval from the FDA. In addition to the “general controls,” some Class II medical devices are also subject to “special controls,” including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, most Class III devices are subject to PMA.

Although our products have received regulatory approval or clearance from FDA in the U.S. for a particular patient population, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, effectiveness and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable non-U.S. regulatory authorities in any international markets we choose to enter.

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

Promotional communications with respect to devices are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the products’ cleared or approved labeling. As such, we may not promote our products for indications or uses for which they do not have clearance or approval. We also received a 510(k) clearance for our contact lens, which is indicated for visualization and treatment in the anterior segment of the eye, and our reusable and single-use insertion devices. We train our marketing and sales force against promoting our products for uses outside of the cleared or approved indications for use, known as “off-label uses.” However, doctors may use our products for off-label purposes and are allowed to do so when in the doctor’s independent professional medical judgment he or she deems it appropriate. If the FDA determines that our promotional materials or training constitute promotion of an off-label or other improper use, or that our internal policies and procedures are inadequate to prevent such off-label uses, it could subject us to regulatory or enforcement actions as discussed below.

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

In addition, the policies of the FDA and of comparable foreign regulatory authorities may change and additional laws, regulations and government actions may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

Further, under the current leadership at the HHS, agency reorganization, departure of high-profile regulators at the FDA, and reduction in force (RIF) initiative, or layoffs, may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, President Trump issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

Material modifications to our products may require new 510(k) clearances or pre-market approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

Modifications that could significantly affect the safety and effectiveness of our approved or cleared products, such as changes to the intended use or technological characteristics of our products, will require new PMA, PMA Supplements or 510(k) clearances or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplemental approval or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that could significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a PMA. We may not be able to obtain the required 510(k) clearances or PMAs, or PMA supplements, or similar marketing authorization in applicable foreign jurisdictions, for new products or for modifications to, or additional indications for, our products in a timely fashion, or at all. Delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our products in the past and expect to make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA or a comparable foreign regulatory authority disagrees and requires new clearances or approvals for these modifications, we may be required to recall and to stop selling or marketing such products as modified, which could harm our operating results and require us to redesign such products. In these circumstances, we may be subject to significant enforcement actions.

Obtaining and maintaining regulatory approval of our current and future products in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our current and future products in other jurisdictions. The FDA and other comparable foreign regulatory authorities may not accept data from clinical trials conducted in locations outside of their jurisdiction.

Obtaining and maintaining regulatory approvals or clearances of our current and future products in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval or clearance of a current or future product, comparable regulatory authorities in foreign jurisdictions must also approve or clear the manufacturing, marketing and promotion and reimbursement of a current or future product in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

The RxSight system is approved for certain uses, including improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. Obtaining additional foreign regulatory approvals and establishing and ensuring compliance with foreign regulatory requirements in jurisdictions where we conduct business currently or in the future, could be time-consuming and expensive, and could delay the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals or clearances, our target market will be reduced and our ability to realize the full market potential of our current and future products will be harmed.

In addition, we have conducted clinical trials in Mexico and may choose to conduct further international clinical trials. The acceptance of study data by the FDA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; (2) the clinical trials are performed by clinical investigators of recognized competence and pursuant to current good clinical practices regulations; and (3) audits by regulatory authorities of the clinical data do not identify significant data integrity issues. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign clinical trials are subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from clinical trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our products not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

If we, or our suppliers, fail to comply with the FDA’s QMSR or other applicable foreign regulations, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

Our manufacturing and design processes and those of our third-party component suppliers are required to comply with the FDA’s QMSR, which covers procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products in the U.S. We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations, including design, manufacturing, and service, to maintain our CE Mark in Europe. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies, and comparable agencies in other countries. Further, under the FDA final rule, issued in February 2024, the QMSR went into effect on February 2, 2026, replacing the former Quality System Regulation, and incorporates by reference the quality management system requirements of ISO 13485:2016. If we or any of our suppliers or contractors fail to meet the regulatory requirements or a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take timely and adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

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

If we do not remain in material compliance with the QMSR or if the FDA, CDPH, or any applicable notified body in the European Union or United Kingdom inspects any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our products, which would harm our business.

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

For example, in the U.S., in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together, the Affordable Care Act (“ACA”), was enacted. The ACA is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges and the expansion of the Medicaid program. The ACA has impacted existing government healthcare programs and has resulted in the development of new programs.

Certain provisions of the ACA have been subject to judicial and Congressional challenges. For example, various portions of the ACA have been the subject of legal and constitutional challenges, including legal proceedings in the Fifth Circuit Court of Appeals. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the new Trump administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and accordingly, our financial operations. There is no assurance the ACA, as currently enacted or as amended in the future, will not harm our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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
•
the availability of capital.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs. While some of these measures may require additional authorization to become effective, Congress and the federal administration have each indicated that it will continue to seek new legislative and/or administrative measures to control healthcare costs. Additionally, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase and which suppliers will be included in their healthcare programs. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue and attain profitability. Various new healthcare reform proposals are emerging at the federal and state level. Any new federal and state healthcare initiatives that may be adopted could limit the amounts that federal and state governments will pay for healthcare products and services and could have a material adverse effect on our business, financial condition and results of operations.

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

In the U.S., we are subject to various state and federal anti-fraud and abuse laws, including, without limitation, the federal healthcare Anti-Kickback Statute and federal civil False Claims Act. There are similar laws in other countries. Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market, and distribute any products for which we obtain marketing approval. Healthcare fraud and abuse laws and related regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

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

The growth of our business and sales organization and our expansion outside of the U.S. may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment of individuals, exclusion from participation in government programs, such as Medicare and Medicaid, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies where the law is ambiguous. This landmark Supreme Court decision may invite more stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the new Trump administration may lead to new policies and changes in the regulations that can increase our compliance costs. Any change in the laws or regulations that govern the clearance and approval processes relating to our current, planned and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

We may be required to conduct clinical studies that demonstrate competent and reliable evidence that our products are safe and effective before we can commercialize our products. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot be certain that our planned clinical trials or any other future clinical trials will be successful. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more clinical trials could be required before we submit our products for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our products. Even if regulatory approval is secured for any of our products, the terms of such approval may limit the scope and use of our products, which may also limit their commercial potential.

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

We provide warranties on our products. As a result, we bear the risk of potential warranty claims on our products. In the event that we attempt to recover some or all of the expenses associated with a warranty claim against us from our suppliers or vendors, we may not be successful in claiming such recovery, or any recovery from such vendor or supplier may be inadequate or unavailable.

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

Although we carry product liability insurance in the U.S. and in other countries in which we conduct business, including for clinical trials and product marketing, there is no assurance that such coverage will be available or adequate to satisfy any claims. Product liability insurance is expensive, subject to significant deductibles and exclusions, and may not be available on acceptable terms, if at all. If we are unable to obtain or maintain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. Defending a suit, regardless of its merit or eventual outcome, could be costly, could divert management’s attention from our business and might result in adverse publicity, which could result in reduced acceptance of our products in the market, product recalls or market withdrawals.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial partners, distributors and vendors may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the laws of the FDA and other similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulators; (ii) manufacturing standards; (iii) healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or (iv) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

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

Our research and development and manufacturing operations involve the use of hazardous substances and are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. Compliance with environmental laws and regulations may be expensive and noncompliance could result in substantial liabilities, fines and penalties, personal injury and third-party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. There is no assurance that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and operating results.

Federal, state, local and foreign laws regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. Our research and development and manufacturing operations involve the use of hazardous substances and are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, discharge, disposal and remediation of, as well as human exposure to, hazardous substances and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in material compliance with environmental laws and regulations. Using hazardous substances in our operations exposes us to the risk of accidental injury, contamination or other liability from the use, storage, importation, handling or disposal of hazardous materials. If our or our suppliers’ operations result in the contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines, and any liability could significantly exceed our insurance coverage and have a material adverse effect on our on our business, financial condition and results of operations. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. Compliance with environmental laws and regulations may be expensive, and non-compliance could result in substantial liabilities, fines and penalties, personal injury and third-party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. There is no assurance that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our business, financial condition and results of operation.

We face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data and security protection practices.

Our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting clinical trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations, such as the Common Rule (“GCP”) guidelines, or FDA human subject protection regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We have been and could again be subject to attacks on our systems by outside parties, or by fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to users’ accounts using stolen or inferred credentials, computer malware, viruses, spamming, sim-swap attacks, phishing attacks or other means, and may use such access to obtain users’ personal data or prevent use of their accounts. Data breaches or other incidents could result in a violation of applicable U.S. and international privacy, data protection, security and other laws, and subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy, data protection or security laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. In the U.S., various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws, regulations or rules concerning personal information and data security and have prioritized privacy and security violations for enforcement actions. Additionally, in the U.S., California adopted the CCPA in January 2020, which requires certain companies that process information of California residents to, among other things, provide certain disclosures to California residents and afford them abilities to exercise certain rights with respect to their personal information and opt out of certain sales of personal information, in addition to severely limiting our ability to use their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the unauthorized access and exfiltration, theft, or disclosure of personal information. Furthermore, in November 2020, California voters passed the CPRA, which became effective January 1, 2023. The CPRA imposes additional obligations on covered companies and significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. Other states have proposed or enacted privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. Similar legislation has been proposed, and in certain cases enacted, in other states. It remains unclear how various provisions of the CCPA and these other new and evolving state laws will be interpreted and enforced. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach (and, in some cases, to regulators). The effects of the CCPA, CPRA and other laws relating to privacy, data protection and cybersecurity are potentially significant, and may require us to modify our practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the European Economic Area (“EEA”), Switzerland, and the United Kingdom. We rely on transfer mechanisms permitted under these laws, such as the EU Standard Contractual Clauses (“SCCs”). Such mechanisms have received heightened regulatory and judicial scrutiny in recent years. The Court of Justice of the European Union (“CJEU”) issued a decision in 2020 invalidating a transfer of personal data from the EEA and Switzerland to the U.S. and imposing additional obligations on companies using the SCCs. The European Commission has adopted new SCCs and the United Kingdom has adopted its own new standard contractual clauses. In June 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring contractual or other additional measures. The European Commission’s adequacy decision must be renewed in 2025 and is subject to revocation at any point. The modifications to the UK GDPR and UK Data Protection Act in the UK Data (Use and Access) Act 2025 may impact the European Commission’s renewal of its adequacy decision regarding the UK’s data protection framework. Any nonrenewal or revocation of, or modifications to, this adequacy decision could lead to additional costs and increase our overall risk exposure. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. These developments and other regulatory guidance or developments may impose additional obligations with respect to cross-border data transfers, all of which could restrict our activities in certain jurisdictions, limit our ability to provide our products and services in certain jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data across borders. Any of these events, if occurring, could adversely affect the manner in which we provide our services and thus materially affect our operations and financial results.

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

Disruptions at the FDA and other agencies, including delays, travel restrictions, and staffing shortages, may also slow the time necessary for new medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. The FDA may not be able to continue its current inspection pace or may be unable to complete required inspections during the review period, which can delay clinical development and result in a complete response letter. . Disruptions at the FDA could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our global operations can expose us to numerous and sometimes conflicting legal and regulatory requirements, including to anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Bribery Act, and violation of these requirements could result in substantial penalties and prosecution and harm our business.

We have commercialized the RxSight system outside of the U.S., and each component is registered with the MHRA in the United Kingdom. We are subject to numerous, and sometimes conflicting, legal regimes in the countries in which we operate, including on matters as diverse as health and safety standards, marketing and promotional activities, anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data protection privacy, security and labor relations. This includes in emerging markets where legal systems may be less familiar to us. We strive to abide by and maintain compliance with these laws and regulations. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our customers or distributors that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

Our operations outside of the U.S. are subject to various heavily enforced anti-bribery and anti-corruption laws, such as the FCPA, U.K. Bribery Act and similar laws around the world. These laws generally prohibit U.S. companies and their employees and intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business or gaining any advantage. We face significant risks if we, which includes our third-party business partners and intermediaries, fail to comply with the FCPA or other anti-corruption and anti-bribery laws. Responding to any enforcement action or related investigation may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Any violation of the FCPA or other applicable anti-bribery, anti-corruption or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Risks related to reliance on third parties

From time to time, we engage outside parties to perform services related to certain of our clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our products.

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

There is no assurance that we or our component suppliers comply or can continue to comply with all regulatory requirements. The failure by us or one of our component suppliers to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, with a component supplier, until a new supplier has been identified and evaluated. Our or any of our component supplier’s failure to comply with applicable regulations could cause sanctions to be imposed on us, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals or clearances, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, which could harm our business. There is no assurance that if we need to engage new suppliers to satisfy our business requirements, we can locate new suppliers in compliance with regulatory requirements at a reasonable cost and in an acceptable timeframe. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

For products that we currently distribute or market in the EU and the United Kingdom, as well as future products for which we obtain the applicable marketing authorization, we must maintain certain International Organization for Standardization (“ISO”), certifications to sell our products and must undergo periodic inspections by notified bodies, such as British Standards Institution (“BSI”), to obtain and maintain these certifications. If we fail these inspections or fail to meet these regulatory standards, it could have a material adverse effect on our business, financial condition and results of operations.

We depend upon third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of the RxSight system making us vulnerable to supply disruptions and price fluctuations.

We rely on third parties, including single and sole source suppliers, to manufacture certain components and subcomponents of our products and to provide raw materials, primarily chemicals for our LAL. We do not have long-term supply agreements with, or guaranteed commitments from our suppliers, including single and sole source suppliers. We utilize purchase orders or blanket orders covering the medium term of 18-24 months for the majority of our supplier base. While we depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements, vendors will miss delivery dates, extend delivery dates or in some circumstances cancel purchase orders because these suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. The expansion of global lead times has resulted and could in the future result in the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components. Certain suppliers have passed on higher prices, surcharges and expedited shipping fees to defray the higher commodity prices they are paying due to short supply and pushed out delivery dates, tariffs and other causes. Additionally, we identify and qualify new suppliers to mitigate risk due to single and sole source suppliers and to alleviate supply chain constraints we will identify and qualify new vendors or substitute components which requires testing, validations and documentation adding to internal costs and diverting engineering resources from other projects. While we have taken measures to mitigate business continuity risk, including increasing standard lead times, payment of expedite fees, issuance of a limited number of non-cancelable purchase orders, advance delivery of critical components ahead of normal delivery dates and second sourcing, our suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or subcomponents used in our products would limit our ability to manufacture our current and new products and could have a material adverse effect on our business, financial condition and results of operations.

The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.

We rely on a small number of suppliers, vendors, outsourcing partners, consultants, and other third parties to research, develop, manufacture and commercialize our products. Using third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements; (ii) they may decide to suddenly raise prices or cease working with us; (iii) they may not produce reliable results; (iv) they may not perform in a timely manner; (v) they may not maintain confidentiality of our proprietary information; (vi) disputes may arise with respect to ownership of rights to technology developed with our partners; and (vii) disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country-specific privacy, data protection and security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory and other obligations may have a material adverse effect on our business, financial condition and results of operations.

Risks related to our common stock

The price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through February 18, 2026, our common stock has traded at a low of $6.32 and a high of $66.54 on the Nasdaq Global Market. The stock market in general can experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these certain companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in “Part I, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

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
•
regulatory or legal developments in the U.S. and other countries;
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

In addition, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are the target of this type of litigation. For more information regarding such litigation, please see “Legal Proceedings” in Part I, Item 3 of this Annual Report. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Our common stock is currently traded on the Nasdaq Global Market, but there is no assurance that we will be able to maintain an active trading market on the Nasdaq Global Market or any other exchange in the future. If an active trading market does not develop, or is not maintained, or if we fail to satisfy the continued listing standards of the Nasdaq Global Market or applicable SEC rules for any reason and our securities are delisted, you may have difficulty selling any of our shares of common stock that you buy. The lack of an active trading market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active trading market may also reduce the fair market value of your shares. Furthermore, an inactive trading market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of December 31, 2025, we had 41,242,005 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

Further, immediately following the filing of this Form 10-K, we will file a registration statement on Form S-8 under the Securities Act to register the issuance of 1,649,680 shares of common stock subject to options or other equity awards reserved for future issuance under the 2021 Plan. The number of shares to be registered represents the annual evergreen increase calculated as 4% of the outstanding shares of our common stock on the last day of fiscal year 2025 under our 2021 Plan.

On May 8, 2024, we filed an automatic shelf registration statement on Form S-3ASR with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants and units. The shelf registration statement became automatically effective upon filing and is valid for three years. On February 13, 2026, we filed a post-effective amendment to the registration statement because we expected to cease to be a well-known seasoned issuer (as such term is defined in Rule 405 under the Securities Act) upon the filing of this report. The post-effective amendment to the registration statement permits us to offer for sale, from time to time, up to $200 million of common stock, preferred stock, debt securities, warrants and units. Upon the filing of this report, we ceased to be a well-known seasoned issuer, and we expect to file another post-effective amendment to the registration statement for the purpose of amending the registration statement to convert it from a Form S-3ASR (automatic shelf registration statement) to a Form S-3 (non-automatic shelf registration statement). Each time we offer to sell securities under the registration statement, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In addition, as an accelerated filer, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting under Section 404(b). We have implemented improved processes for documenting and evaluating our system of internal controls required under Section 404(b). However, the rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant judgment, documentation, testing and possible remediation to meet the detailed standards. During the course of documenting, evaluating and testing our internal control over financial reporting, our management may identify significant deficiencies or material weaknesses which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended against any person in connection with any offering of the Company’s securities, including but not limited to any auditor, underwriter, expert, control person, or other defendant. This federal forum provision may limit a stockholder’s ability to bring a Securities Act claim in a judicial forum that the stockholder finds favorable, which may discourage lawsuits against us and our directors, officers and other employees. Any person purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. While the Delaware Supreme Court has held such provisions to be facially valid as a matter of Delaware law and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions. If a court were to find this federal forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business.

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

We rely on state exemptions, when applicable, for medical devices and services, which are determined by management’s review of each state’s sales tax laws and regulations concerning prescribed medical treatments. However, as laws and regulations change from time to time, these exemptions may or may not continue to apply to our products in the various taxing jurisdictions. Certain jurisdictions in which we do not collect such taxes on sales of our products may later assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect the results of our operations.

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

The Tax Act enacted many significant changes to the U.S. tax laws. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant charges in the current or future taxable years and could increase our future U.S. tax expense. As an example, for taxable years beginning during or after 2022, the Tax Act eliminated the option to immediately deduct research and development expenditures currently and required taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which may impact our effective tax rate and our cash tax liability. Enacted in July 2025, the legislation commonly known as the “One Big Beautiful Bill” eliminates capitalization of domestic research and experimental expenditures for taxable years beginning January 1, 2025, but retains the requirement to amortize foreign research and experimental expenditure over 15 years. There is uncertainty regarding the effect of such changes on our business and financial results. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. We will also continue to monitor and assess the impact of international tax reform, including but not limited to the 15% global minimal tax proposed by the Organisation for Economic Co-operation and Development’s Pillar Two Framework. Finally, the Inflation Reduction Act of 2022 (the “IRA”) was effective beginning in fiscal year 2023, which imposes a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income.

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

Our computer systems, as well as those of our contractors and other third parties with whom we do business, are vulnerable to damage from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. Any disruption or interruption in our systems, or those of our contractors or other third parties with whom we do business, whether from these or other causes, could cause interruptions in our operations, result in a material disruption of the commercialization of our RxSight system and our future products, and result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. For example, the loss, corruption, or unavailability of preclinical study or clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any disruption or security breach or incident resulting in, or believed or perceived to have reported in, the loss or unavailability of or damage to our data or applications, or inappropriate disclosure or other processing of personal, confidential or proprietary information, could cause us to incur liability and cause the commercialization of our RxSight system and the further development of our current and future products to be delayed.

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

For example, key regional economies are currently operating under economic uncertainty and the U.S. has recently experienced historically high levels of inflation and rising interest rates, which has led to increased costs of labor, capital, employee compensation and other similar effects. If unfavorable conditions in the national and global economy persist, or worsen, our current and potential customers’ operating costs will likely increase, which could result in reduced operating budgets. Our revenue may be disproportionately affected by delays or reductions in spending.

Factors such as geopolitical events (including the conflicts in Eastern Europe and the Middle East), inflationary pressures, public health crises, and U.S. election cycles have caused extreme volatility and disruptions in the capital and credit markets in recent years. Uncertainty or unfavorable global economic conditions could result in a variety of impacts to our business, including weakening demand for our products, and adversely impacting our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Further, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

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

We are and may become involved in legal proceedings, including those relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

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

We seek to maintain sufficient levels of inventory but the lack of availability of raw materials, including semiconductors, computers, monitors electronic parts, metals, packaging, adhesives, chemicals, resins and subcontract painted components, has and could in the future limit our ability to maintain as much inventory of components, sub-assemblies, materials and finished products on hand as would be ideal under normal circumstances. To ensure adequate inventory supply and manage our operations with our third-party manufacturers and suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our limited historical commercial experience, rapid growth, failure to accurately manage our expansion strategy, the expansion of global lead times, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.

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

For additional information regarding whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this report, including the risk factor entitled “Unauthorized third parties may seek to access our devices or other products and services, or related devices, products, and services, and modify or use them in a way inconsistent with our FDA clearances and approvals, which may create risks to users.”

As of the date of this report, we do not believe that we have experienced a material cybersecurity incident

Item 2. Properties.

We currently lease five facilities which includes our headquarters, manufacturing, research and development and administrative offices in Aliso Viejo, California. The facility leases are for approximately 150,000 square feet in the aggregate. The current leases on our five facilities expire on January 31, 2031, with two options to extend for five years each. We believe that our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings.

Securities Class Actions

On July 22, 2025, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its officers, captioned Makaveev v. RxSight, Inc., et al., No. 8:25-cv-01596. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding demand for our products and financial guidance. On September 16, 2025, a related putative securities class action complaint was filed in the U.S. District Court for the Central District of California against us and certain of our officers, captioned Gémesi v. RxSight, Inc., et al., No. 25-cv-02093. On October 6, 2025, the court entered an order consolidating the Makaveev and Gémesi actions, appointing a lead plaintiff and approving selection of lead counsel, and re-captioning the case as In re RxSight Securities Litigation, No. 8:25-cv-01596-FWS-KES. . A consolidated, amended complaint was filed on December 12, 2025. Defendants’ motion to dismiss was filed on February 13, 2026. The plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

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

On November 13, 2025, the Court entered an order consolidating the Swift and Yost actions and staying the consolidated derivative action until the final resolution of the Securities Class Actions, including the exhaustion of any appeals.

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

Stockholders

As of February 18, 2026, there were approximately 102 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph compares the performance of our common stock for the periods indicated with the performance of the S&P Healthcare and Supplies Index, the Russell 2000 Index, and the NASDAQ Composite Index from July 30, 2021 to December 31, 2025. This graph assumes an investment of $100 on July 30, 2021 in each of our common stock, the NASDAQ Composite Index, and the S & P Healthcare Equipment and Supplies Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

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

Overview

RxSight, Inc. is a commercial-stage medical technology company dedicated to providing high-quality customized vision to patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens® (LAL®/LAL+®, collectively the “LAL”), RxSight Light Delivery Device™ (“LDD™”) and related accessories. The LAL is a premium intraocular lens (“IOL”) made from the proprietary silicone-based photosensitive material that undergoes controlled changes in refractive power when exposed to specific ultraviolet (“UV”) light patterns generated by the LDD.

We designed our RxSight system to address limitations of conventional premium IOL technologies by providing doctors with a more precise and adaptable method for achieving desired visual outcomes for their patients. Conventional premium IOLs require patients to select their visual priorities before surgery and accept the optical trade-offs inherent in those choices. Surgeons must rely on a series of preoperative measurements and predictive formulae to determine the appropriate lens power. If the selected power is not optimal, the patient may experience less-than-ideal results that could require a subsequent corneal refractive procedure or other corrective measures to achieve intended vision targets.

In contrast, with the RxSight system, the surgeon implants the LAL as they would in any other cataract procedure, determines refractive error with patient input several weeks following surgery and then uses the LDD to modify the LAL with the precise visual correction needed to achieve the patient’s desired vision outcomes. We believe our RxSight system provides doctors and patients increased confidence and peace of mind by eliminating the high-stakes preoperative guesswork common to conventional premium IOLs and allowing patients to iterate their final vision characteristics with customized post-surgical adjustments.

Currently, we primarily compete in the IOL market in the U.S. The LAL is a premium IOL which is partially reimbursable under Medicare, and in some cases by private payors. Premium IOLs are sold at a higher price point than conventional IOLs as they provide refractive vision correction, whereas conventional IOLs simply replace the natural lens with a clear lens (which is the standard for Medicare reimbursement). Our RxSight system is approved in the U.S. and several foreign countries for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. Outside of the U.S., we presently have approval in Europe, Canada, Mexico, Singapore, Australia and South Korea, and we intend to seek additional approvals in the future to broaden our international presence. In non-U.S. markets, reimbursement and healthcare payment systems vary significantly by country. Some have instituted price ceilings on specific products and therapies. In many countries, analogous determinations to the dual aspect CMS ruling have been made, allowing for partial coverage of the cataract procedure by national health systems, with patients paying out of pocket for refractive services associated with the premium IOL. In other countries, similar dual billing is not allowed. While we are growing our presence outside the U.S., we do not anticipate meaningful near-term sales from these non-U.S. regions.

We are a Delaware corporation headquartered in Aliso Viejo, California with two wholly owned subsidiaries located in Hong Kong (“RxSight, Hong Kong”) and in Amsterdam, Netherlands (“RxSight, Netherlands”). RxSight, Netherlands has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany (“RxSight Germany”).

Our commercial efforts began in 2019, and have been primarily focused in the U.S., where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our sales efforts are concentrated on the approximately 3,500 to 4,000 U.S. cataract surgeons that perform approximately 60% of all premium IOL procedures. As of December 31, 2025, we have established an installed base of 1,134 LDDs in ophthalmology practices and, since our inception through December 31, 2025, surgeons have implanted approximately 300,000 LALs.

We believe this business model provides an attractive and concentrated market opportunity addressable with a focused sales force. Our commercial organization includes LDD sales personnel, LAL account managers, clinical specialists, field service engineers, and marketing personnel. We recently completed a full realignment of our U.S. commercial organization by integrating our clinical and sales teams into a single unified Customer Success Organization. We believe this new structure will not only help us better support our existing customers, but it will also position us for the next phase of adoption. Each integrated team within the Customer Success Organization is responsible for a defined group of doctors and practices, managing the customer experience from onboarding through long-term LAL utilization growth. The majority of employees in our approximately 200-person commercial organization are in the Customer Success Organization. We plan on growing our business by increasing LAL adoption, expanding our LDD installed base, and driving heightened awareness of what we believe to be superior clinical outcomes that our RxSight system provides patients. We have found that ensuring clinicians understand our technology, are well-trained in its use, and understand the number of patients our technology can benefit, increases utilization. Our Customer Success Organization is focused on providing this support to our customers.

Our near-term research and development activities are focused on enhancements to the RxSight system to improve clinical outcomes, enhance customer experience, expand our indications for use, reduce manufacturing costs and support lifecycle management. We believe our adjustable lens solution can be used to address a broad range of cataract surgery patients, including those that would otherwise elect for a conventional cataract procedure today. We will undertake additional clinical studies to expand the existing body of evidence related to the safety and effectiveness of our current and future generations of products. Finally, we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities.

While we continue to make investments in our sales and marketing organization, including personnel in clinical applications, practice development, sales and technical service personnel, we also intend to expand our marketing efforts through additional print and digital, social media, education and other customer tools to drive further adoption of the RxSight system.

Additionally, we have incurred and expect to continue to incur costs related to operating as a public company, such as director and officer insurance premiums, audit fees, costs for compliance with Section 404(b) of the Sarbanes-Oxley Act, legal fees, investor relations fees, fees to members of our Board of Directors, and expenses for compliance with public-company reporting requirements. Because of our ongoing investment in our business and products and these and other factors, we expect to continue to incur net losses and negative cash flows from operations for the near future.

Key business metrics

We regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

Our results are influenced by several key factors, including: (i) growth in our LDD installed base, which enables LALs to be implanted; (ii) the utilization of that installed base for LAL procedures, measured by the number of LALs implanted per installed LDD; (iii) product mix between LALs and LDDs, which affects our overall gross margins; (iv) manufacturing cost trends; and (v) seasonal and external factors that may affect cataract surgery volumes. We believe the number of LDDs installed and LALs implanted are the strongest indicators of the adoption of our technology and our ability to generate revenue. We monitor average monthly utilization, which we define as the number of LALs implanted during a quarter divided by the LDD installed base at the end of the prior quarter. This fluctuates due to seasonality, practice ramp, and external disruptions (including severe weather events).

	2025				2024
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
LDDs Sold	73	40	25	25	66	78	78	83
Installed Base at End of Period	1,044	1,084	1,109	1,134	732	810	888	971

	2025				2024
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
LALs Sold	27,579	27,380	26,045	28,611	20,218	24,214	24,554	29,069

During 2025, we sold 163 LDDs, which was a decrease of 142 LDDs when compared to the prior year due to slower adoption of our RxSight technology by practices and doctors. LAL sales increased by 11,560 units when compared to the prior year, primarily due to the larger LDD installed base.

Components of results of operations

Sales

Our sales consist of LALs used in cataract surgeries, the LDDs for delivering light to the LALs to adjust the lens post-surgery, as needed, and service and accessories. Revenue is derived from sales of products mainly in the U.S. and select international markets. Customers are primarily comprised of ophthalmic practices (LDD sales) and ambulatory surgery centers (LAL sales). We recently completed a full realignment of our U.S. commercial organization by integrating our clinical and sales teams into a single unified Customer Success Organization. Each integrated team within the Customer Success Organization is responsible for a defined group of doctors and practices, managing customer experience from onboarding through long-term LAL utilization growth. Following several years of rapid growth, sales moderated in 2025, and we expect our commercial realignment initiatives to position the company for renewed revenue growth. We plan to drive continued expansion by supporting existing practices and strategically expanding our LDD installed base and helping new adopters in achieving early success and sustained long-term growth.

In the U.S. LALs are held at customer sites on consignment. Revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient. Outside the U.S., generally, LALs are held at distributor sites and distributor customer locations, with revenue recognized for LALs upon the distributor notification that the LALs have been implanted in a patient or upon shipment to the distributor.

Our LDD contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. Revenue for the LDD capital asset is recognized at a point in time either at installation and acceptance or upon shipment to our international distributors. Revenue for training is also recorded at a point in time, generally 60 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12 months. After the first year, service contracts can be purchased separately on a standalone basis. Revenue for such service agreements will be recognized ratably over the term of each contract.

For the years ended December 31, 2025 and 2024, revenue from contracts with customers consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024

LDD (including training)	$20,669	$39,704
LAL	108,062	96,497
Service warranty, service contracts, and accessories	5,748	3,726
	$134,479	$139,927

For the year ended December 31, 2025 and 2024 we did not have any one customer who individually accounted for more than 10% of revenue.

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

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”), expenses consist primarily of personnel-related expenses, including wages, incentive bonuses, stock-based compensation and benefits related to administrative, selling and marketing functions, education programs for doctors, commercial operations and analytics, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, training for doctors, professional services fees such as legal, patent registration costs, accounting, audit fees (including costs for compliance with Section 404(b) of the Sarbanes-Oxley Act), tax fees, board of directors’ expenses, insurance costs, general corporate expenses and facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our sales and marketing organization and infrastructure to both drive and support the anticipated growth in revenue.

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

Interest expense

Interest expense consist primarily of interest incurred on leases.

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

Results of operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, together with the dollar increase or decrease and percentage change in those items:

	Twelve Months Ended December 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Sales	$134,479	$139,927	$(5,448)	(3.9)%
Cost of sales	31,470	40,984	(9,514)	(23.2)
Gross profit	$103,009	$98,943	$4,066	4.1%
Operating expenses:
Selling, general and administrative	112,651	101,434	11,217	11.1
Research and development	38,549	34,367	4,182	12.2
Total operating expenses	151,200	135,801	15,399	11.3
Loss from operations	$(48,191)	$(36,858)	$(11,333)	30.7%
Other income (expense), net:
Interest expense	(19)	(21)	3	(12.0)
Interest and other income	9,332	9,474	(142)	(1.5)
Total other income (expense), net:	9,313	9,453	(139)	(1.5)%
Loss before income taxes	(38,878)	(27,405)	(11,472)	41.9
Income tax expense	66	50	16	31.3
Net loss	$(38,944)	$(27,455)	$(11,488)	41.8%
Other comprehensive income (loss)
Unrealized gain on short-term investments	(136)	180	(316)	(175.7)
Foreign currency translation (loss) gain	23	(9)	32	(352.5)
Total other comprehensive income (loss)	(113)	171	(284)	(166.4)
Comprehensive loss	$(39,057)	$(27,284)	$(11,772)	43.1%

Sales

Sales decreased by $5.5 million, or (3.9)%, to $134.5 million in 2025 from $139.9 million in 2024. The decrease in total sales was primarily due to a decline of 142 units, or (47%), in the total number of LDDs sold during the year ended 2025 as compared to the same period in 2024. The lower LDD sales were partially offset by increased LAL sales of 11,560 units, or 12%, when compared to the same period in 2024, which was primarily due to the net increase in our LDD installed base. The reduction in LDD sales was due to slower adoption of RxSight technology among practices and doctors in 2025 as compared to 2024.

Cost of sales

Cost of sales decreased by $9.5 million, or (23.2)%, to $31.5 million for the year ended December 31, 2025 from $41.0 million for the year ended December 31, 2024, primarily due to the decreased number of LDDs sold during the period. Gross margin increased to 76.6% in 2025 from 70.7% in 2024, primarily due to favorable product mix from a greater percentage of revenue from LAL sales, with LAL revenue comprising 80% of revenue in 2025, compared to 69% of revenue in 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $11.2 million, or 11.1%, to $112.7 million in 2025, from $101.4 million in 2024. This increase was primarily attributable to an increase in selling and marketing costs of $10.0 million, personnel costs of $1.9 million, $2.4 million of increased stock-based compensation expense, $3.9 million in additional marketing study costs, and $1.7 million in new customer acquisition costs, in each case when compared to 2024. General and administrative expenses increased by $1.2 million due to increased stock-based compensation of $1.7 million, which was partially offset by decreases in personnel costs of $0.5 million, primarily due to lower bonus accruals and headcount. We expect selling, general and administrative expenses to continue to expand as we increase our research and development activities, build out our marketing, sales and clinical teams in the U.S. and outside the U.S., and otherwise grow our business.

Research and development expenses

Research and development expenses increased by $4.1 million to $38.5 million in from $34.4 million in 2024, an increase of 12.2%. This increase was primarily attributable to $2.6 million in research and development activities, including the allocation of manufacturing resources and headcount, $2.7 million in increased personnel costs which includes stock-based compensation, offset by a $1.3 million decrease in clinical study and other costs. We expect to maintain our focus on research and development spending as we seek to improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and support lifecycle management.

Other income (expense), net

Other income (expense), net decreased by $0.2 million to income of $9.3 million in 2025 from income of $9.5 million in 2024. This change was primarily due to lower interest rates on investment balances in 2025 as compared to 2024.

Comparison of the years ended December 31, 2024 and 2023

A discussion of changes in our results of operations during the year ended December 31, 2024 compared to the year ended December 31, 2023, has been omitted from this Annual Report on Form 10-K, but may be found in “MD&A – Results of Operations – Comparison of the years ended December 31, 2024 and 2023” in Part II, Item 7 of the 2024 Form 10-K, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will continue to incur losses in the near future.

As of December 31, 2025, we had cash and cash equivalents of $19.9 million, short-term investments of $208.2 million, and accumulated deficit of $661.0 million. For the years ended December 31, 2025 and 2024, our net losses from operations were $48.2 and $36.9 million, respectively. We generated sales of $134.5 million and had a net loss of $38.9 million in 2025, compared to sales of $139.9 million and net loss of $27.5 million in 2024.

Contractual Obligations and Commitments

For a discussion of our contractual obligations and commitments, refer to Part II, Item 8, Note 12, “Commitments and Contingencies” in our notes to the consolidated financial statements in this Annual Report on Form 10-K.

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

As of December 31, 2025, we had cash and cash equivalents of $19.9 million and short-term investments of $208.2 million. We believe that our current cash, cash equivalents and short-term investments through the date of filing of this report will be sufficient to fund our operations for at least the next 12 months. Although, based on our current planned operations, we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, as the same may be disclosed in the Company’s future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q filed with the SEC, we may be required to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities or by entering into partnerships or a combination of one or more of these funding sources in order to meet our liquidity requirements. We may also opportunistically raise capital under advantageous circumstances from time to time to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. If we determine that we need to raise additional funds, such capital may not be available to us when needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected, including potentially requiring us to delay, limit, reduce or terminate certain of our product discovery and development activities or future commercialization efforts. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

See Part I, Item 1A (Risk Factors) of this report for additional risks associated with our substantial capital requirements.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(15,511)	$(16,946)
Investing activities	16,889	(99,311)
Financing activities	1,863	123,319
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	3	(9)
Net increase in cash, cash equivalents and restricted cash	$3,243	$7,052

Cash used in operating activities

Net cash used in operating activities in 2025 was $15.5 million consisting primarily of a net loss of $38.9 million, a change in operating assets and liabilities of $4.9 million, partially offset by non-cash stock-based compensation of $31.6 million, and depreciation and amortization of $3.3 million.

Net cash used in operating activities in 2024 was $17.0 million consisting primarily of a net loss of $27.5 million, a change in operating assets and liabilities of $9.2 million, partially offset by non-cash stock-based compensation of $24.6 million, and depreciation and amortization of $3.6 million.

Cash used in investing activities

Net cash provided by investing activities in 2025 was $16.9 million, consisting of net maturities of short-term investments of $20.7 million offset by purchases of property and equipment of $3.8 million.

Net cash used in investing activities in 2024 was $99.3 million, consisting of net purchases of short-term investments of $93.9 million and purchases of property and equipment of $5.4 million.

Cash provided by financing activities

Net cash provided by financing activities in 2025 was $1.9 million, consisting primarily of proceeds from issuances of common stock pursuant to equity compensation programs of $3.9 million, partially offset by tax payments for employee stock compensation of $2.0 million.

Net cash provided by financing activities in 2024 was $123.3 million, consisting primarily of proceeds from issuances of common stock from our public offering of $108.1. million, and proceeds from issuance of common stock pursuant to equity compensation programs of $20.8 million, partially offset by tax payments for employee stock compensation of $4.8 million.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which may affect our future financial statement presentation, financial condition, results of operations and cash flows.

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

Revenue recognition

Our revenue is generated from the sale of LALs used in cataract surgery along with a specifically designed machine for delivering light to the eye, the LDD, to adjust the lens post-surgery. Revenue is recognized from sales of products in the U.S. Canada, Europe and Asia to ambulatory surgery centers, hospitals, physician private practices and distributors.

We recognize LDD revenue primarily at the point in time at installation and customer acceptance of the LDD is satisfied. LALs are generally held at customer sites on consignment. Revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient or upon shipment to an international distributor. The timing of revenue recognition for LDD transactions and LAL transactions requires management judgment. Revenue recognition is reasonably likely to have a material impact on our financial condition and results of operations.

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

Uncertain macroeconomic conditions including recent inflationary pressures and the rise in interest rates have created significant uncertainty in the U.S. economy and capital markets, which is expected to continue through 2026 and beyond and could negatively impact our financial results and liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk is the potential loss arising from the adverse changes in market rates and prices.

Interest Fluctuation Rate Risk

We had cash and cash equivalents and short-term investments of $228.1 million as of December 31, 2025, which consisted of $208.2 million in highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2025 and December 31, 2024. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the years ended December 31, 2025 or December 31, 2024.

Foreign Currency Exchange Risk

As of December 31, 2025, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RxSight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RxSight, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Revenue Recognition for LDD Capital Asset Sales
Description of the Matter

As discussed in Note 2 of the consolidated financial statements, the Company derives revenue from the sale of Light Delivery Devices (LDD™) and Light Adjustable Lenses. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices. The Company recognizes LDD revenue as performance obligations are satisfied primarily at the point in time when the installation and customer acceptance of the LDD occurs. Additional audit effort was required to evaluate the timing of revenue recognition for LDD transactions and whether the performance obligation related to the installation and customer acceptance of the LDD was satisfied.

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

Irvine, California

February 25, 2026

RxSight, Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$19,949	$16,706
Short-term investments	208,179	220,517
Accounts receivable	23,383	30,050
Inventories, net	31,559	22,009
Prepaid and other current assets	4,389	4,541
Total current assets	287,459	293,823
Property and equipment, net	13,056	12,413
Operating leases right-of-use assets	9,959	11,217
Restricted cash	750	750
Other assets	590	360
Total assets	$311,814	$318,563
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,296	$4,544
Accrued expenses and other current liabilities	19,795	20,358
Lease liabilities	1,162	974
Total current liabilities	26,253	25,876
Long-term lease liabilities	9,878	11,322
Other long-term liabilities	—	127
Total liabilities	36,131	37,325
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 41,242,005 shares issued and outstanding as of December 31, 2025 and 40,428,220 shares issued and outstanding as of December 31, 2024	41	40
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	936,628	903,127
Accumulated other comprehensive loss	53	166
Accumulated deficit	(661,039)	(622,095)
Total stockholders' equity	275,683	281,238
Total liabilities and stockholders' equity	$311,814	$318,563

The accompanying notes are an integral part of these consolidated financial statements.

RxSight, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023

Sales	$134,479	$139,927	$89,077
Cost of sales	31,470	40,984	35,312
Gross profit	103,009	98,943	53,765
Operating expenses:
Selling, general and administrative	112,651	101,434	74,799
Research and development	38,549	34,367	29,051
Total operating expenses	151,200	135,801	103,850
Loss from operations	(48,191)	(36,858)	(50,085)
Other income (expense), net:
Interest expense	(19)	(21)	(3,308)
Interest and other income	9,332	9,474	6,574
Loss on extinguishment of term loan	—	—	(1,769)
Loss before income taxes	(38,878)	(27,405)	(48,588)
Income tax expense	66	50	20
Net loss	$(38,944)	$(27,455)	$(48,608)
Other comprehensive (loss) income
Unrealized (loss) gain on short-term investments	(136)	180	83
Foreign currency translation gain (loss)	23	(9)	7
Total other comprehensive (loss) income	(113)	171	90

Comprehensive loss	$(39,057)	$(27,284)	$(48,518)

Net loss per share:
Basic and diluted	$(0.95)	$(0.71)	$(1.41)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic and diluted	40,850,739	38,867,726	34,455,111

The accompanying notes are an integral part of these consolidated financial statements.

RxSight, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	28,268,389	28	636,001	(95)	(546,032)	89,902
Shares issued for the exercise of stock options and vesting of restricted stock units	1,103,974	1	8,351	—	—	8,352
Shares redeemed for employee tax withholdings	(62,068)	—	(1,423)	—	—	(1,423)
Stock-based compensation expense	—	—	15,746	—	—	15,746
Shares issued for the employee stock purchase plan	87,129	—	1,121	—	—	1,121
Issuance of common stock for public offering, net of underwriting discounts, commissions and offering costs	4,600,000	5	53,595	—	—	53,600
Issuance of common stock for at-the-market offerings, net of issuance costs	2,142,089	2	41,580	—	—	41,582
Other comprehensive income	—	—	—	90	—	90
Net loss	—	—	—	—	(48,608)	(48,608)
Balance at December 31, 2023	36,139,513	$36	$754,971	$(5)	$(594,640)	$160,362
Shares issued for the exercise of stock options and vesting of restricted stock units	2,262,698	2	19,243	—	—	19,245
Shares redeemed for employee tax withholdings	(85,814)	—	(4,768)	—	—	(4,768)
Stock-based compensation expense	—	—	24,635	—	—	24,635
Shares issued for the employee stock purchase plan	58,252	—	1,571	—	—	1,571
Issuance of common stock for public offering, net of underwriting discounts, commissions and offering costs	2,053,571	2	107,475		—	107,477
Other comprehensive income	—	—	—	171	—	171
Net loss	—	—	—	—	(27,455)	(27,455)
Balance at December 31, 2024	40,428,220	$40	$903,127	$166	$(622,095)	$281,238
Shares issued for the exercise of stock options and vesting of restricted stock units	812,843	1	2,735	—	—	2,736
Shares redeemed for employee tax withholdings	(123,785)	—	(2,062)	—	—	(2,062)
Stock-based compensation expense	—	—	31,612	—	—	31,612
Shares issued for the employee stock purchase plan	124,727	—	1,216	—	—	1,216
Other comprehensive loss	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	(38,944)	(38,944)
Balance at December 31, 2025	41,242,005	$41	$936,628	$53	$(661,039)	$275,683

The accompanying notes are an integral part of these consolidated financial statements.

RxSight, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net loss	$(38,944)	$(27,455)	$(48,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,266	3,575	4,078
Provision for bad debts	32	34	—
Amortization of debt issuance costs and premium	—	—	287
Loss on extinguishment of debt	—	—	1,769
Amortization of discount on short-term investments	(8,517)	(8,977)	(6,122)
Stock-based compensation	31,612	24,635	15,746
Provision for excess and obsolete inventory	1,932	404	164
Change in operating assets and liabilities:
Accounts receivable	6,655	(9,803)	(9,325)
Inventories	(11,482)	(4,993)	(2,749)
Prepaid and other assets	1,183	(1,181)	(397)
Accounts payable	627	946	1,250
Accrued expenses and other liabilities	(1,875)	5,869	2,314
Net cash used in operating activities	(15,511)	(16,946)	(41,593)
Investing Activities:
Purchase of property and equipment	(3,830)	(5,440)	(4,814)
Maturity of short-term investments	260,000	243,000	255,000
Purchases of short-term investments	(239,281)	(336,871)	(272,315)
Net cash provided by (used in) investing activities	16,889	(99,311)	(22,129)
Financing Activities:
Proceeds from term loan	—	—	20,000
Repayment of term loan	—	—	(60,000)
Proceeds from issuance of common stock from public offering	—	108,100	54,050
Proceeds from issuance of common stock from at-the-market offerings	—	—	42,434
Proceeds from issuance of common stock	3,951	20,816	9,473
Payments for employee taxes related to stock compensation	(2,062)	(4,768)	(1,423)
Principal payments on finance lease liabilities	(26)	(61)	(153)
Payments of deferred offering costs	—	(768)	(622)
Payments of debt issuance costs	—	—	(2,235)
Net cash provided by financing activities	1,863	123,319	61,524
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	3	(9)	6
Net increase (decrease) in cash, cash equivalents and restricted cash	3,243	7,053	(2,192)
Cash, cash equivalents and restricted cash - beginning of period	17,456	10,403	12,595
Cash, cash equivalents and restricted cash - end of period	$20,699	$17,456	$10,403
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	2,627	2,154	2,216
Cash paid for income taxes	58	24	8
Cash paid for interest on term loan	—	—	3,464
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	29	10,016	46
Lease obligations recorded for right-of-use assets:
Operating lease	29	10,016	46
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	421	545	282
Deferred offering and financing costs included in accounts payable and accrued liabilities	—	—	145
Reclassification of deferred financing costs	—	768	1,390

The accompanying notes are an integral part of these consolidated financial statements.

RxSight, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Basis of Presentation

Description of Business

RxSight®, Inc. (the “Company”) is a commercial stage technology company dedicated to providing high-quality customized vision to patients following cataract surgery. The Company’s proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of the Company's RxSight Light Adjustable Lens® (LAL®/LAL+®, collectively the “LAL”), RxSight Light Delivery Device (“LDD™”) and related accessories. The LAL is a premium intraocular lens (“IOL”) made from the proprietary silicone-based photosensitive material that undergoes controlled changes in refractive power when exposed to specific ultraviolet (“UV”) light patterns generated by the LDD. The Company's products are approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) primarily for sale in the U.S. and have regulatory approval in several foreign countries. The Company began marketing its products in 2019.

The Company is a Delaware corporation headquartered in Aliso Viejo, California with two wholly owned subsidiaries located in Amsterdam, Netherlands (“RxSight, B.V.”) and Hong Kong (“RxSight, Limited”). RxSight, B.V. has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany (“RxSight GmbH”). The Company is engaged in the research and development, manufacture and sale of light adjustable intraocular lenses used in cataract surgery along with capital equipment used with the lenses.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of RxSight, Inc. and its wholly-owned subsidiaries, RxSight, B.V., RxSight Limited, and RxSight GmbH. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Operating Segments

The Company determined that it operates and manages its business (including its non-U.S. subsidiaries) in one reportable segment: the research and development, manufacture and sale of light adjustable lenses and related capital equipment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s chief operating decision-maker (“CODM”), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance. Asset information provided to the CODM is consistent with those reported on the Consolidated Balance Sheets and are primarily attributable to the U.S. The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net loss. The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total consolidated net loss in the Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023

Sales	$134,479	$139,927	$89,077
Cost of sales	31,470	40,984	35,312
Gross profit	103,009	98,943	53,765
Operating expenses:
Commercial	82,769	72,818	53,428
General and administrative	29,882	28,616	21,371
Research and development	33,327	27,340	21,502
Clinical and regulatory	5,222	7,027	7,549
Total operating expenses	151,200	135,801	103,850
Loss from operations	(48,191)	(36,858)	(50,085)
Other income (expense), net:
Interest expense	(19)	(21)	(3,308)
Interest and other income	9,332	9,474	6,574
Loss on extinguishment of term loan	—	—	(1,769)
Loss before income taxes	(38,878)	(27,405)	(48,588)
Income tax expense	66	50	20
Net loss	$(38,944)	$(27,455)	$(48,608)

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

On February 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc., in which the Company agreed to issue and sell 4,000,000 shares of the Company's common stock in a public offering, pursuant to the 2022 Shelf Registration Statement (as defined below). The shares of common stock were sold at a price to the public of $12.50 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option exercisable for 30 days from the date of the underwriting agreement to purchase up to an additional 600,000 shares of common stock on the same terms and conditions. The underwriters' option was exercised in full on February 10, 2023, and closed on February 14, 2023. The Company received net proceeds of approximately $53.6 million from the public offering, after deducting underwriters' discounts and commissions of $3.5 million and offering expenses of $0.5 million.

2024 Shelf Registration Statement

On May 8, 2024, the Company filed with the U.S. Securities and Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3 (the “2024 Shelf Registration Statement”), which became effective upon filing. The 2024

Shelf Registration Statement is effective for three years and permits the Company to sell, from time to time, an unspecified number of common stock, preferred stock, debt securities, warrants, and/or units. In February 2026, the Company filed an amendment to its shelf registration statement to disclose the loss of its well-known seasoned issuer status.

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

As of December 31, 2025 and 2024 the Company has cash, cash equivalents and short-term investments of $228.1 million and $237.2 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market continue to develop. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the years ended December 31, 2025, 2024 and 2023, the Company incurred losses from operations of $48.2 million, $36.9 million and $50.1 million, respectively. Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the near future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of December 31, 2025 and meet its future capital funding needs, as needed, through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

The Company’s consolidated financial statements as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023, reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, varying interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Cash Equivalents

Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are recorded at face value or cost, which approximates fair market value.

Short-term Investments

Short-term investments are classified based on the maturity date of the related securities. Based on the nature of the assets, the Company’s short-term investments, which are government securities, are classified as available-for-sale and are recorded at their estimated fair value as determined by prices for identical or similar securities at the balance sheet date. The Company’s short-term investments consist of Level 1 financial instruments in the fair value hierarchy. Unrealized gains and losses are recorded as a component of Other Comprehensive Loss within Stockholders’ Equity on the consolidated balance sheets. Realized gains and losses are included as other income (expense) in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company periodically reviews its investments for unrealized losses other than credit losses and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In determining whether the carrying value is recoverable, management considers the following factors:

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
•
the type of investments made.

The Company had unrealized gains of approximately $53,000 and $190,000, respectively, related to short-term investments as of December 31, 2025 and 2024, respectively.

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. The Company did not record an allowance for credit losses for these investments as of December 31, 2025, 2024 and 2023, respectively. For additional information see Note 3 – Short-Term Investments.

Restricted Cash

Restricted cash consists of cash held as security for corporate credit cards at the Company’s bank. Total restricted cash was $750,000 as of December 31, 2025 and 2024, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount reported in the Consolidated Statement of Cash Flows for the years ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31,
	2025	2024

Cash and cash equivalents	$19,949	$16,706
Restricted cash	750	750
Cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$20,699	$17,456

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

Accounts Receivable

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are presented net of allowances for credit losses. The Company has a diverse customer base and as of December 31, 2025 and 2024, the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. The allowance for credit losses is calculated quarterly and is developed using an aging of receivables where receivables are segregated into various categories based upon due date, and a historical loss percentage is applied to each category that is adjusted for current receivable composition, counterparty and specific risk and prevailing economic condition and supportable forecasted economic conditions. If a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and has historically had minimal write-offs of receivables or uncollected receivables. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of December 31, 2025, 2024 and 2023, respectively. The Company does not generally require collateral or other security on receivables.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Stock options issued and outstanding under the 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	1,910,656	5,437,829	6,860,328
Restricted stock units issued under the 2021 Equity Incentive Plan	387,968	633,228	685,029
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	284,307	97,958	98,189

Revenue Recognition

The Company’s revenue is generated from the sale of LALs used in cataract surgery along with a specifically designed machine for delivering light to the eye, the LDD, to adjust the lens post-surgery, as needed. Revenue is recognized from sales of products in the U.S., Canada, Europe and Asia. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices and distributors internationally.

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

The Company’s LDD contracts contain multiple performance obligations bundled for one transaction price, with all obligations generally satisfied within one year. For these bundled arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s LDD contracts include a combination of the following performance obligations: (i) LDD capital asset and related components, (ii) training and (iii) device service (initial year). Each of these three performance obligations are considered distinct. The LDD capital asset is distinct because the customer can benefit from it together with other resources that are readily available to the customer. Training on the use of the machine is offered as a distinct activity after installation of the LDD to enhance the customer’s ability to utilize the machine by having an industry professional provide best practices and customize training to the specific needs of the customer. Each LDD comes with a twelve-month manufacturer’s warranty (service-type) that includes preventative maintenance, unscheduled service (labor and parts) and software updates. After the first year, service contracts can be purchased separately on a standalone basis. The Company recognizes revenue as performance obligations are satisfied by transferring control of the product or service to a customer. Revenue for the LDD capital asset is recognized at a point in time either at installation and acceptance or upon shipment to our international distributors. Revenue for training is also recorded at a point in time, generally 60 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12-24 months. The Company has determined that the transaction price is the invoice price, net of adjustments, if any. The allocation to the separate performance obligations is based upon the relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. The Company regularly reviews and updates standalone selling prices, as necessary.

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient or when title transfers to the distributor. For the years ended December 31, 2025, 2024 and 2023, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

Revenue from contracts with customers consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023

LDD (including training)	$20,669	$39,704	$32,091
LAL	108,062	96,497	54,092
Service warranty, service contracts, and accessories	5,748	3,726	2,894
	$134,479	$139,927	$89,077

For the years ended December 31, 2025, 2024 and 2023, the Company did not have any customers who individually accounted for greater than 10% of revenue.

For the years ended December 31, 2025, 2024 and 2023, contract liabilities from sales activity recorded as liabilities on the Company's consolidated balance sheets consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023

Balance at beginning of period	$2,994	$1,888	$1,187
Additions during the period	5,788	4,742	3,422
Revenue recognized during the period	(5,261)	(3,636)	(2,721)
Balance at end of period	$3,521	$2,994	$1,888

Cost of Sales

Cost of sales consists of materials, labor and manufacturing overhead incurred to produce the Company’s products as well as the cost of shipping and handling. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management, including stock-based compensation. Cost of sales also includes depreciation expense for production equipment.

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

Expected volatility—The expected volatility is based on the historic volatility of the Company's own common stock.

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

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history and reliability of forecasting. The Company recognized a valuation allowance on deferred tax assets as of December 31, 2025 and 2024 after evaluating that it is more likely than not that deferred tax assets will not be realized as of those dates.

The Company evaluates the accounting for uncertainty in income tax recognized in the consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2025, 2024 and 2023, respectively. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

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

The Company is required to file federal and state income tax returns in the U.S., United Kingdom, Germany and Netherlands. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect on such jurisdictions, which could impact the amount of tax paid. An amount is accrued for the estimate of additional tax liabilities, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The accrual for uncertain tax positions is updated when more definitive information becomes available.

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

Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance enhances income tax disclosure requirements, primarily related to the rate reconciliation and disaggregation of income taxes paid, with the objective of improving transparency and decision usefulness of income tax information. The Company adopted ASU 2023-09 effective January 1, 2025, on a prospective basis, as permitted by the standard. The adoption did not have a material impact on the Company’s consolidated financial statements, as the amendments relate solely to expanded disclosures and do not affect the recognition, measurement, or presentation of income taxes. The Company has updated its income tax disclosures in accordance with the new requirements beginning in the period of adoption. See footnote 10 for more information.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. (“ASU 2024-03”) The ASU is intended to improve financial reporting by requiring disaggregated disclosure of certain costs and expenses. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied on either a prospective or retrospective basis. The Company is currently evaluating the disclosure impact of ASU-2024-03.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$208,126	$53	$208,179

	As of December 31, 2024
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$220,327	$190	$220,517

All available-for-sale securities held as of December 31, 2025 and 2024 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of December 31, 2025 and December 31, 2024 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of December 31, 2025, 2024 and 2023, respectively.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Finished goods	$21,635	$12,029
Raw materials	8,341	7,109
Work-in-process	3,555	3,484
Subtotal	33,531	22,622
Less: reserve for excess and obsolete inventory	(1,972)	(613)
Inventories, net	$31,559	$22,009

At December 31, 2025 and 2024, finished goods included $6.9 million and $5.7 million of inventory held on consignment at customer sites, respectively.

Note 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$17,321	$16,014
Leasehold improvements	15,166	14,246
Construction in progress	1,720	1,543
Computer hardware and software	2,388	2,249
Production molds	1,665	2,482
Furniture and fixtures	1,283	1,182
Right-of-use equipment	81	125
Property and Equipment, gross	39,624	37,841
Less: Accumulated depreciation and amortization	(26,568)	(25,428)
Property and Equipment, net	$13,056	$12,413

The Company recorded $3.3 million, $3.6 million and $4.1 million in depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Money market funds and U.S. Treasury securities are liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

	As of December 31,
	2025	2024
Level 1 Assets:
Money market securities	$15,025	$9,228
U.S. Treasury securities	208,179	220,517
Total assets at fair value	$223,204	$229,745

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Employee compensation and benefits	$10,490	$14,460
Contract liabilities	3,600	3,110
Other	5,705	2,788
	$19,795	$20,358

Accrued other primarily consists of $3.2 million and $1.7 million in estimated costs related to clinical studies as of December 31, 2025 and 2024, respectively.

Note 8 – Stock-Based Compensation Expense

The Company has two equity incentive compensation plans: the 2015 Plan and the 2021 Plan.

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

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the least of: (i) 7,260,406 shares of our common stock; (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser number of shares of our common stock as the administrator may determine. The 2021 Plan is administered by the Board. On January 1, 2025 and 2024, the number of shares available under the 2021 Plan increased by 1,617,128 and 1,445,580 shares of common stock respectively pursuant to this feature. As of December 31, 2025, the number of shares of the Company’s common stock available for future issuance and not subject to outstanding awards under the 2021 Plan was equal to 613,210 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP, which became effective in connection with the Company’s IPO. As of December 31, 2025, the number of shares of the Company’s common stock available for issuance under the 2021 ESPP was equal to 394,868 shares of common stock. The initial purchase period began on November 1, 2021.

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

The number of common shares reserved for issuance under the 2021 ESPP plan will be increased automatically on the first day of each fiscal year beginning with our 2022 fiscal year, by a number equal to the least of: (i) 1,452,081 shares; (ii) 1% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 ESPP is administered by the Board. The Board determined that no additional shares would be reserved for issuance on January 1, 2025 and 2024, respectively, pursuant to this feature.

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

A summary of the stock option activities related to the Plans, as of and for the year ended December 31, 2025 and 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2024	5,906,298	$22.07		6.92
Granted	1,512,182	24.64	$15.26
Exercised	(432,468)	6.32	3.43
Forfeited	(249,907)	27.58	22.17
Expired	(179,377)	17.57
Options outstanding as of December 31, 2025	6,556,728	23.60		6.80
Exercisable as of December 31, 2025	4,248,916	$19.89		5.83

During the years ended December 31, 2025, 2024 and 2023, the intrinsic value of options vested was $0.8 million, $69.3 million and $121.3 million, respectively, and of all options outstanding was $1.2 million, $94.4 million and $185.0 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the total cash received from the exercise of stock options was $2.7 million, $19.2 million and $8.4 million, respectively. As of the years ended December 31, 2025, 2024 and 2023, the total fair value less strike price of these options was $4.7 million, $80.1 million and $13.7 million, respectively.

A summary of restricted stock unit activities for the year ended December 31, 2025 and 2024 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	585,458	$30.64
Granted	720,278	21.53
Vested	(380,375)	24.55
Forfeited	(112,162)	27.68
Unvested at December 31, 2025	813,199	$25.83

Stock-based compensation expense was classified in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Twelve Months Ended December 31,
	2025	2024	2023
Research and development	$8,051	$5,871	$3,963
Selling, general and administrative	20,858	16,710	10,609
Cost of sales	2,703	2,054	1,174
	$31,612	$24,635	$15,746

As of December 31, 2025 and 2024, there were 2,307,812 and 2,343,015 unvested options, respectively. Total unrecognized expense related to unvested stock options was approximately $43.5 million, $45.8 million and $22.7 million as of December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, unrecognized future compensation costs of approximately $43.5 million are expected to be recognized over a weighted average period of approximately 2.5 years.

As of December 31, 2025, 2024 and 2023, total unrecognized expense related to unvested restricted stock units was approximately $17.8 million, $15.0 million and $8.3 million, respectively. As of December 31, 2025 unrecognized future compensation costs of approximately $17.8 million are expected to be recognized over a weighted average period of approximately 2.1 years.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Twelve Months Ended December 31,
	2025		2024		2023
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Expected volatility	52.0% to 74.0%	66.4%	66.0% to 72.0%	70.3%	64.9% to 68.6%	64.9%
Risk-free interest rate	3.7% to 4.8%	4.1%	3.5% to 4.7%	4.1%	3.4% to 4.8%	4.1%
Expected life (in years)	5.5 to 6.1 years	6.0 years	5.5 to 6.1 years	6.0 years	5.5 to 6.1 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$7.19 to $33.87	$26.80	$36.89 to $60.65	$53.12	$12.91 to $39.71	$17.60

Note 9 – Stockholders’ Equity

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

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	December 31, 2025	December 31, 2024
Stock options issued and outstanding under the Equity Plans	6,556,728	5,906,298
Shares available for future issuance under the 2021 Plan	613,210	563,311
Restricted stock units issued under the 2021 Plan	813,199	585,458
Shares available for future issuance under 2021 ESPP	394,868	519,595
Total shares of common stock reserved	8,378,005	7,574,662

Note 10 – Income Taxes

The components of loss before income taxes are as follows (in thousands):

	December 31,	December 31,	December 31,
	2025	2024	2023
U.S. loss before taxes	$(38,877)	$(27,406)	$(48,590)
Foreign income before taxes	(1)	1	2
Loss before income taxes	$(38,878)	$(27,405)	$(48,588)

Income tax expense for the years ended December 31, 2025, 2024 and 2023, consists of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	66	49	21
Foreign	—	1	(1)
	$66	$50	$20
Deferred:
Federal	$(4,823)	$(14,588)	$(9,527)
State	(1,716)	(4,513)	(3,266)
Foreign	(2)	—	—
	(6,541)	(19,101)	(12,793)
Change in valuation allowance	6,541	19,101	12,793
Income tax expense	$66	$50	$20

The significant components that comprised the Company’s net deferred taxes are as follows (in thousands):

	Year ended December 31,
Deferred tax assets:	2025	2024	2023
Net operating loss	$90,249	$82,860	$73,600
Amortization	50	63	81
R&D expenditures capitalization	13,012	17,348	10,923
Stock-based compensation	3,490	2,380	3,292
Research and development credit	17,188	14,839	11,271
Right-of-use liability	2,742	3,044	752
Depreciation	975	1,016	1,035
Other	3,697	3,606	2,934
Gross deferred tax assets	131,403	125,156	103,888
Less: valuation allowance	(128,872)	(122,299)	(103,242)
Total net deferred tax assets	$2,531	$2,857	$646
Deferred tax liabilities:
Right-of-use asset	(2,531)	(2,857)	(646)
Total deferred tax liabilities	(2,531)	(2,857)	(646)
Net deferred tax assets	$—	$—	$—

The reconciliation of the 2025 provision for income taxes with the expected income tax computed by applying the federal statutory income tax rate to loss before provision for income taxes reflects the impact ASU 2023-09 as of December 31, 2025, and was calculated as follows (amounts in thousands):

	December 31, 2025
	Rate	Amount
Income tax provision at the federal statutory tax rate	21.0%	$(8,164)
State taxes, net of federal benefit (1)	0.6%	(237)
Foreign tax effects	0.0%	—
Effects of cross-border tax laws	(0.0)%	1
Tax credits	5.0%	(1,951)
Change in valuation allowance	(12.4)%	4,822
Nontaxable or nondeductible items
Stock-based compensation	(4.3)%	1,669
Limitation on officer compensation	(1.3)%	507
Other non-deductible permanent items	(0.7)%	272
Changes in unrecognized tax benefits	(2.0)%	783
Other adjustments
Expired tax attributes	(2.2)%	873
Other	0.1%	(23)
Stock-based compensation - other	(3.9)%	1,514
Income tax expense	(0.2)%	$66

(1) State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the provision for income taxes prior to the adoption of ASU Topic 2023-09, with the expected income tax computed by applying the federal statutory income tax rate to loss before provision for income taxes was calculated as follows (amounts in thousands):

	December 31, 2024		December 31, 2023
	Rate	Amount	Rate	Amount
Income tax provision at the federal statutory tax rate	21.0%	$(5,755)	21.0%	$(10,203)
State taxes, net of federal benefit	9.4%	(2,579)	4.1%	(1,992)
Research and development credits	13.2%	(3,627)	3.7%	(1,805)
Stock-based compensation	40.2%	(11,016)	(0.3)%	150
Limitation on officer compensation	(11.6)%	3,186	—	—
Other non-deductible permanent items	(1.2)%	323	(0.5)%	246
Expired tax attributes	(3.2)%	882	(2.2)%	1,070
Other	1.7%	(464)	0.5%	(239)
Change in valuation allowance	(69.7)%	19,100	(26.3)%	12,793
Income tax expense	(0.2)%	$50	0.0%	$20

The Company’s valuation allowance increased by $6.5 million and $19.1 million in 2025 and 2024, respectively.

Activity related to the Company's valuation allowance consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Balance as of January 1	$122,299	$103,242	$90,471
Charged to expense	6,539	19,099	12,792
Charged (credited) to Other comprehensive income	34	(42)	(21)
Balance, as of December 31,	$128,872	$122,299	$103,242

As of December 31, 2025, the Company had federal net operating loss carryforwards of $376.7 million and state net operating loss carryforwards of $198.7 million. Of the $376.7 million in federal NOLs, $280.7 million will not expire and will be able to offset 80% of taxable income in future years. Of the $198.7 million in state NOLs, $31.0 million will not expire and will be able to offset 80% of taxable income in future years. The remaining federal NOL carryforwards will expire between 2026 and 2037, and the remaining state NOL carryforwards will expire between 2026 and 2045. In addition, the Company also had federal credit carry forwards of $14.6 million and state credit carry forwards of $12.9 million as of December 31, 2025, which may be available to offset future tax liabilities. The federal credits will expire between 2037 and 2045, and the state credits do not expire.

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

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and R&D credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Sections 382 and 383 analysis regarding the limitation of net operating loss and R&D credit carryforwards as of December 31, 2025. The Company has not completed a formal R&D study but has estimated the federal and California credit for purposes of the tax footnote as of December 31, 2025. However, the Company has not reflected a benefit in the consolidated financial statements due to the recorded valuation allowance.

The following reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Beginning balance of unrecognized tax benefits	$5,547	$4,244	$3,494
Additions for current year tax positions	796	1,303	683
Reductions for prior year tax positions	65	—	67
Ending balance	$6,408	$5,547	$4,244

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

The Company is subject to U.S. federal and various states' income taxes. The federal returns for tax years 2022 through 2025 remain open to examination and the state returns remain subject to examination for tax years 2021 through 2025. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authorities. All other state jurisdictions remain open to examination.

Note 11 – Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not combine lease and non-lease components in the recognition of lease expense.

The Company’s leases have remaining non-cancelable lease terms of up to 6 years, some of which include options to extend the leases for up to 10 years. The exercise of lease renewal options is at the Company’s sole discretion. The Company recognizes rent expense for minimum lease payments on a straight-line basis over the expected lease term, including rent holidays, rent escalation clause and/or cancelable option periods where failure to exercise such options would result in an economic penalty.

As of December 31, 2025, the Company held five leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The five leases are for approximately 150,000 square feet in the aggregate and expire January 31, 2031. For two of the facilities operating leases, the lessors provided $1.1 million in tenant allowances.

100 and 120 Columbia

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

75 Columbia

In February 2025, the Company entered into a First Amendment to Lease Agreement (First Amendment) with Pacific Park Investments that extended the term of its existing lease for an approximately 48,036 square feet industrial facility, by 60 months through January 31, 2031.The base rent is initially $81,859 per month and includes fixed rent escalations beginning on February 1, 2026. No additional tenant allowances were provided in connection with the First Amendment. The Company has two remaining options to extend the term of the lease for an additional 60 months per option (a total of 10 years).

5 Columbia

On April 18, 2024 and June 3, 2024, the Company entered into Lease Amendment #2 and Lease Amendment #3, respectively, to that certain Lease Agreement dated January 10, 2018, as amended on April 5, 2022, with Clifford D. Downs, for an approximately 19,680 square foot industrial facility located at 5 Columbia in Aliso Viejo, California (collectively the “5 Columbia Amendments”). Pursuant to the 5 Columbia Amendments, the term of the lease was extended 70 months, beginning on April 1, 2025 and ending on January 31, 2031. The parties agreed to the base rent rate payable over the 70 month term as set forth in the 5 Columbia Amendments. The base rent is initially $30,701 per month and includes fixed rent escalations beginning on April 1, 2027. The Company has two options to extend the term of the lease, with each option to extend being for a term of 60 months, commencing when the prior term expires.

The following table presents the lease balances within the consolidated balance sheets (in thousands):

		December 31,	December 31,
Leases	Classification	2025	2024

Assets
Operating	Operating leases right-of-use assets	$9,959	$11,217
Finance	Property and equipment, net	81	125
Total lease assets		10,040	11,342
Liabilities
Current
Operating	Lease liabilities	$1,134	$946
Finance	Lease liabilities	28	28
Noncurrent
Operating	Long-term lease liabilities	9,813	11,216
Finance	Long-term lease liabilities	65	106
Total lease liabilities		$11,040	$12,296

As the implicit rates in the Company’s leases were not readily available, the incremental borrowing rate was determined based upon information available at the lease commencement date in determining the present value of future lease payments.

For the years ended December 31, 2025, 2024 and 2023, the components of operating and finance lease expenses were as follows (in thousands):

		Twelve Months Ended December 31,
Lease Cost	Classification	2025	2024	2023
Operating lease cost	Cost of sales	$5	$12	$14
	Research and development	5	83	103
	Selling, general and administrative	2,881	2,386	1,766
Finance lease cost	Research and development	—	17	119
	Selling, general and administrative	32	32	33
	Interest expense	18	21	12

Maturities of the Company’s operating and finance lease liabilities as of December 31, 2025, were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2026	$2,657	$40
2027	3,055	40
2028	3,154	34
2029	3,258	—
2030	3,365	—
Thereafter	286	—
Total lease payments	15,775	114
Less: imputed interest	(4,828)	(21)
Total lease liabilities	$10,947	$93

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of December 31, 2025, 2024 and 2023, were:

	Twelve Months Ended December 31,
Lease Term and Discount Rate	2025	2024	2023
Weighted average remaining lease term (years)
Operating leases	5.08	6.08	1.69
Finance leases	2.85	3.85	4.37
Weighted average discount rate
Operating leases	14.4%	14.4%	10.4%
Finance leases	14.4%	14.4%	14.0%

Note 12 – Commitments and Contingencies

Letter of credit

The Company's standby letter of credit was not required to be renewed and expired on September 30, 2024.

Legal matters

The Company occasionally becomes involved in litigation arising in the normal course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome.

Securities Class Actions

On July 22, 2025, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its officers, captioned Makaveev v. RxSight, Inc., et al., No. 8:25-cv-01596. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding demand for the Company’s products and financial guidance. On September 16, 2025, a related putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its officers, captioned Gémesi v. RxSight, Inc., et al., No. 25-cv-02093. On October 6, 2025, the court entered an order consolidating the Makaveev and Gémesi actions, appointing a lead plaintiff and approving selection of lead counsel, and re-captioning the case as In re RxSight Securities Litigation, No. 8:25-cv-01596-FWS-KES. A consolidated, amended complaint was filed on December 12, 2025. Defendants’ motion to dismiss was filed on February 13, 2026. The plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

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

On November 13, 2025, the Court entered an order consolidating the Swift and Yost actions and staying the consolidated derivative action until the final resolution of the Securities Class Actions, including the exhaustion of any appeals.

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

Note 13 – Employee benefit plan

401(k) retirement savings plan

The Company maintains a defined contribution 401(k) retirement savings plan for the benefit of its employees, including its named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. The Company makes matching contributions of up to 2% of eligible compensation, as contributed by eligible participating employees. Employer matching contributions vest 25% per year over four years. The Company contributed $1.1 million, $1.1 million, and $0.9 million, net of forfeitures, to the 401(k) plan for the year ended December 31, 2025, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of December 31, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RxSight, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited RxSight, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RxSight, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

February 25, 2026

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the applicable information set forth in “Board of Directors and Corporate Governance,” and “Executive Compensation” which will be included in our Proxy Statement.

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

(3)
The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-40690	3.1	August 7, 2023
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40690	3.1	December 12, 2022
4.1	Specimen stock certificate of the Registrant.	S-1/A	333-257790	4.2	July 26, 2021
4.2	Description of common stock.	10-K	001-40690	4.2	February 25, 2025
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-257790	10.1	July 9, 2021
10.2+	2015 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.	S-1/A	333-257790	10.2	July 26, 2021
10.3+	2021 Equity Incentive Plan of the registrant, as amended, and forms of agreement thereunder.	10-K	001-40690	10.3	February 25, 2025
10.4+	2021 Employee Stock Purchase Plan of the registrant.	10-Q	001-40690	10.3	November 10, 2021

10.5#	License Agreement by and between the Registrant and the California Institute of Technology, dated as of July 28, 2015.	S-1	333-257790	10.6	July 9, 2021
10.6	License and Maintenance Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.8	July 9, 2021
10.7	QAD Hosted On Premise Project Proposal between Strategic Information Group and the Registrant, dated as of October 29, 2015.	S-1	333-257790	10.9	July 9, 2021
10.8	Cloud Services Agreement between QAD, Inc. and its subsidiaries and the Registrant, dated as of May 28, 2021.	S-1	333-257790	10.10	July 9, 2021

10.9	Lease, dated as of April 18, 2024, by and between BML Management, LLC, and the Registrant, for premises located at 125 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.1	August 5, 2024
10.10	Lease, dated as of October 27, 2015, by and between the Registrant and Accuride International Inc., as amended by that certain First Amendment to Lease, dated November 23, 2015, that certain Second Amendment to Lease, dated December 22, 2015, that certain Third Amendment to Lease, dated January 18, 2016, and that certain Fourth Amendment to Lease, dated November 12, 2016, for premises located at 100-150 Columbia, Suites 100 and 200, Aliso Viejo, California 92656.	S-1	333-257790	10.11	July 9, 2021
10.11	Fifth Amendment (extension to the lease), dated as of April 18, 2024, by and between the Registrant and Accuride International Inc., for premises located at 100 Columbia, Suite 100, Aliso Viejo, California 92656.	10-Q	001-40690	10.4	August 5, 2024
10.12	Sixth Amendment (extension to the lease), dated as of June 3, 2024, by and between the Registrant and Accuride International Inc., for premises located at 100 Columbia, Suite 100, Aliso Viejo, California 92656.	10-Q	001-40690	10.5	August 5, 2024
10.13	Seventh Amendment (extension to the lease), dated as of November 6, 2024, by and between the Registrant and Accuride International Inc., for premises located at 120 Columbia, Suites 300-500, Aliso Viejo, California 92656.	10-K	001-40690	10.13	February 25, 2025
10.14	Lease, dated as of March 27, 2020, by and between Pacific Park Investments, Inc. and the Registrant, for premises located at 75 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.12	July 9, 2021
10.15	Lease, dated as of January 10, 2018, by and between the Registrant and Clifford D. Downs, as amended by that certain Commencement Date Memorandum dated as of February 22, 2018, for premises located at 5 Columbia, Aliso Viejo, California 92656.	S-1	333-257790	10.13	July 9, 2021
10.16	Lease Addendum, dated as of April 5, 2022, by and between the Registrant and Clifford D. Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.2	May 5, 2022
10.17	Lease Amendment #2, dated as of April 18, 2024, by and between the Registrant and Clifford D. Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.2	August 5, 2024
10.18	Lease Amendment #3, dated as of June 3, 2024, by and between the Registrant and Clifford D.

Downs for premises located at 5 Columbia, Aliso Viejo, California 92656.	10-Q	001-40690	10.3	August 5, 2024

10.19*	First Amendment to Lease, dated as of March 27, 2020, by and between Pacific Park Investments, Inc. and the Registrant, for premises located at 75 Columbia, Aliso Viejo, California 92656.
10.20+	Confirmatory Employment Letter, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.14	July 9, 2021
10.21+	Confirmatory Employment Letter, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.15	July 9, 2021
10.22+	Confirmatory Employment Letter, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.16	July 9, 2021
10.23+	Confirmatory Employment Letter, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.17	July 9, 2021
10.24*	Offer Letter by and between the Registrant and Scott Gaines, dated October 28, 2015, as Amended.
10.25*	Confirmatory Employment Letter, by and between the Registrant and Mark Wilterding, dated December 15, 2025, as Amended.
10.26+	Change in Control and Severance Agreement, by and between the Registrant and Ron Kurtz, dated as of July 8, 2021.	S-1	333-257790	10.18	July 9, 2021
10.27+	Change in Control and Severance Agreement, by and between the Registrant and Shelley Thunen, dated as of July 8, 2021.	S-1	333-257790	10.19	July 9, 2021
10.28+	Change in Control and Severance Agreement, by and between the Registrant and Eric Weinberg, dated as of July 8, 2021.	S-1	333-257790	10.20	July 9, 2021
10.29+	Change in Control and Severance Agreement, by and between the Registrant and Ilya Goldshleger, dated as of July 8, 2021.	S-1	333-257790	10.21	July 9, 2021

10.30*	Change in Control and Severance Agreement, by and between the Registrant and Scott Gaines, dated as of July 27, 2022.
10.31*	Change in Control and Severance Agreement, by and between the Registrant and Mark Wilterding, dated as of December 15,2025.
10.32*	Transition and Release Agreement, by and between the Registrant and Shelley Thunen, dated as of December 22, 2025.
10.33*	Consulting Agreement, by and between Registrant and Shelley Thunen, dated December 22, 2025

10.34	ATM Equity OfferingSM Sales Agreement, dated August 8, 2022, between the Company and BofA Securities, Inc.	S-3	333-266651	1.2	August 8, 2022
10.35+	Executive Incentive Compensation Plan	10-K	001-40690	10.35	March 6, 2023
10.36+	Outside Director Compensation Policy	10-K	001-40690	10.33	February 25, 2025
19.1	Insider Trading Policy	10-K	001-40690	19.1	February 25, 2025
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	10-K	001-40690	97.1	February 28, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

*	Filed herewith.
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

RxSight, Inc.

Date: February 25, 2026	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron Kurtz, M.D. and Mark Wilterding as such individual’s true and lawful attorney in fact and agent with full power of substitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney in fact, proxy and agent, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ron Kurtz, M.D.	President and Chief Executive Officer and Director	February 25, 2026
Ron Kurtz, M.D.	(Principal Executive Officer)

/s/ Mark Wilterding	Chief Financial Officer	February 25, 2026
Mark Wilterding	(Principal Financial and Accounting Officer)

/s/ J. Andy Corley	Chairman of the Board	February 25, 2026
J. Andy Corley

/s/ William Link, Ph.D.	Director	February 25, 2026
William Link, Ph.D.

/s/ Juliet Tammenoms Bakker	Director	February 25, 2026
Juliet Tammenoms Bakker

/s/ Julie Andrews	Director	February 25, 2026
Julie Andrews

/s/ Robert Palmisano	Director	February 25, 2026
Robert Palmisano

/s/ Robert Warner	Director	February 25, 2026
Robert Warner

/s/ Shweta Singh Maniar	Director	February 25, 2026
Shweta Singh Maniar

/s/ Tamara R. Fountain, M.D.	Director	February 25, 2026
Tamara R. Fountain, M.D.

/s/ Raymond W. Cohen	Director	February 25, 2026
Raymond W. Cohen