Form 10-Q
period 2026-03-31
RxSight, Inc.
filed 2026-05-06
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 41,396,609 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements concerning the following:

•
the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements, including our expectation that we do not anticipate the need to raise additional capital or incur additional debt in order to reach profitability from operations, provided that we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the United States (“U.S.”) and internationally and to pursue other business opportunities;
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

3

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

Item 1: Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,573	$19,949
Short-term investments	200,307	208,179
Accounts receivable, net	22,443	23,383
Inventories, net	34,869	31,559
Prepaid and other current assets	4,033	4,389
Total current assets	279,225	287,459
Property and equipment, net	13,232	13,056
Operating leases right-of-use assets	9,760	9,959
Restricted cash	750	750
Other assets	1,026	590
Total assets	$303,993	$311,814

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,124	$5,296
Accrued expenses and other current liabilities	18,748	19,795
Lease liabilities	1,504	1,162
Total current liabilities	27,376	26,253
Long-term lease liabilities	9,322	9,878
Total liabilities	36,698	36,131
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 41,384,120 shares issued and outstanding as of March 31, 2026 and 41,242,005 shares issued and outstanding as of December 31, 2025	41	41
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	944,244	936,628
Accumulated other comprehensive (loss) income	(67)	53
Accumulated deficit	(676,923)	(661,039)
Total stockholders' equity	267,295	275,683
Total liabilities and stockholders' equity	$303,993	$311,814

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025

Sales	$30,893	$37,895
Cost of sales	7,395	9,566
Gross profit	23,498	28,329
Operating expenses:
Selling, general and administrative	31,855	28,636
Research and development	9,472	10,367
Total operating expenses	41,327	39,003
Loss from operations	(17,829)	(10,674)
Other income (expense), net:
Interest expense	(3)	(6)
Interest and other income	1,954	2,508
Loss before income taxes	(15,878)	(8,172)
Income tax expense	6	18

Net loss	$(15,884)	$(8,190)
Other comprehensive loss
Unrealized loss on short-term investments	(120)	(157)
Foreign currency translation gain	—	6
Total other comprehensive loss	(120)	(151)

Comprehensive loss	$(16,004)	$(8,341)

Net loss per share:
Basic & diluted	$(0.38)	$(0.20)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	41,306,110	40,509,646

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Three Months Ended March 31, 2026

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive income	deficit	equity
Balance at December 31, 2025	41,242,005	$41	$936,628	$53	$(661,039)	$275,683
Shares issued for the exercise of stock options and vesting of restricted stock units	204,323	—	144	—	—	144
Shares redeemed for employee tax withholdings	(62,208)	—	(473)	—	—	(473)
Stock-based compensation expense	—	—	7,945	—	—	7,945
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(15,884)	(15,884)
Balance at March 31, 2026	41,384,120	$41	$944,244	$(67)	$(676,923)	$267,295

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

See accompanying notes to unaudited condensed consolidated financial statements

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(15,884)	$(8,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	834	776
Provision for bad debts	—	21
Amortization of right-of-use lease assets	—	9
Amortization of discount on short-term investments	(1,854)	(2,411)
Stock-based compensation	7,945	7,140
Provision for excess and obsolete inventory	60	31
Change in operating assets and liabilities:
Accounts receivable	936	(928)
Inventories	(3,370)	(1,597)
Prepaid and other assets	120	254
Accounts payable	1,577	2,226
Accrued expenses and other liabilities	(1,255)	(6,163)
Net cash used in operating activities	(10,891)	(8,832)
Investing Activities:
Purchases of property and equipment	(759)	(575)
Maturities of short-term investments	110,000	60,000
Purchases of short-term investments	(100,393)	(38,570)
Net cash provided by investing activities	8,848	20,855
Financing Activities:
Proceeds from issuance of common stock	144	696
Payments for employee taxes related to stock compensation	(473)	(1,418)
Principal payments on finance lease liabilities	(7)	(13)
Net cash used in financing activities	(336)	(735)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	3	6
Net increase in cash, cash equivalents and restricted cash	(2,376)	11,294
Cash, cash equivalents and restricted cash - beginning of period	20,699	17,456
Cash, cash equivalents and restricted cash - end of period	$18,323	$28,750
Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	980	694
Cash paid for income taxes	—	3
Non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued expenses and accrued liabilities	170	204

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Description of Business

RxSight®, Inc. (the “Company”) is a commercial stage technology company dedicated to providing high-quality customized vision to patients following cataract surgery. The Company’s proprietary RxSight®Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of the Company's RxSight Light Adjustable Lens®(LAL®/LAL+®, collectively the “LAL”), RxSight Light Delivery Device (“LDD™”) and related accessories. The LAL is a premium intraocular lens (“IOL”) made from the proprietary silicone-based photosensitive material that undergoes controlled changes in refractive power when exposed to specific ultraviolet (“UV”) light patterns generated by the LDD. The Company's products are approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) primarily for sale in the U.S. and have regulatory approval in several foreign countries. The Company began marketing its products in 2019.

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

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The December 31, 2025 balance sheet data was derived from audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 25, 2026. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.

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

	For the Three Months Ended March 31,
	2026	2025

Sales	$30,893	$37,895
Cost of sales	7,395	9,566
Gross profit	23,498	28,329
Operating expenses:
Commercial	20,210	21,174
General and administrative	11,645	7,462
Research and development	7,836	9,056
Clinical & regulatory	1,636	1,311
Total operating expenses	41,327	39,003
Loss from operations	(17,829)	(10,674)
Other income (expense), net:
Interest expense	(3)	(6)
Interest and other income	1,954	2,508
Loss before income taxes	(15,878)	(8,172)
Income tax expense	6	18
Net loss	$(15,884)	$(8,190)

Liquidity

As of March 31, 2026 and December 31, 2025 the Company had cash, cash equivalents and short-term investments of $217.9 million and $228.1 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has a limited operating history, and the revenue and income potential of the Company’s business and market continue to develop. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended March 31, 2026 and 2025, the Company incurred losses from operations of $17.8 million and $10.7 million, respectively. Based on the Company’s anticipated sales in relation to the anticipated costs associated with, among other things, its continuing research and development activities and sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

Based on the Company’s anticipated sales growth in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the near future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of March 31, 2026 and meet its future capital funding needs, as needed, through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Note 2 - Summary of Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make informed estimates, judgments and assumptions that affect the reported amounts in the condensed consolidated financial statements and disclosures in the accompanying notes as of the date of the accompanying condensed consolidated financial statements. On an on-going basis, management evaluates the most critical estimates and assumptions for continued reasonableness. These estimates and assumptions involve judgments with respect to numerous factors that are difficult to predict. Actual results may differ materially from the estimates used in the preparation of the accompanying condensed consolidated financial statements under different assumptions or conditions.

The Company’s condensed consolidated financial statements reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, varying interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on February 25, 2026.

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

13

•
the type of investments made.

The Company had $65,000 net unrealized losses and $53,000 of net unrealized gains related to short-term investments as of March 31, 2026 and December 31, 2025, respectively.

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

Accounts Receivable, net

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are presented net of allowances for credit losses. The Company has a diverse customer base and as of March 31, 2026 and December 31, 2025 the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. The allowance for credit losses is calculated quarterly and is developed using an aging of receivables where receivables are segregated into various categories based upon due date, and a historical loss percentage is applied to each category that is adjusted for current receivable composition, counterparty and specific risk and prevailing economic condition and supportable forecasted economic conditions. If a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and has historically had minimal write-offs of receivables or uncollected receivables. After evaluation of the collectability of accounts receivable, the Company did not record any significant allowance for credit losses as of March 31, 2026 or December 31, 2025. The Company does not generally require collateral or other security on receivables.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2026	2025
Stock options issued and outstanding under the 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	106,456	4,515,812
Restricted stock units issued under the 2021 Equity Incentive Plan	675,476	451,324
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	127,382	50,425

Revenue Recognition

The Company’s revenue is generated from the sale of LALs used in cataract surgery along with a specifically designed machine for delivering light to the eye, the LDD, to adjust the lens post-surgery, as needed. Revenue is recognized from sales of products in the U.S. and several foreign countries. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices in the U.S. and distributors internationally.

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

The Company’s LDD contracts contain multiple performance obligations bundled for one transaction price, with all obligations generally satisfied within one year. For these bundled arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s LDD contracts include a combination of the following performance obligations: (i) LDD capital asset and related components, (ii) training and (iii) device service (initial year). Each of these three performance obligations are considered distinct. The LDD capital asset is distinct because the customer can benefit from it together with other resources that are readily available to the customer. Training on the use of the machine is offered as a distinct activity after installation of the LDD to enhance the customer’s ability to utilize the machine by having an industry professional provide best practices and customize training to the specific needs of the customer. Each LDD comes with a twelve-month manufacturer’s warranty (service-type) that includes preventative maintenance, unscheduled service (labor and parts) and software updates. After the first year, service contracts can be purchased separately on a standalone basis. The Company recognizes revenue as performance obligations are satisfied by transferring control of the product or service to a customer. Revenue for the LDD capital asset is recognized at a point in time either at installation and customer acceptance or upon shipment to our international distributors. Revenue for training is also recorded at a point in time, generally 60 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12-24 months. The Company has determined that the transaction price is the invoice price, net of adjustments, if any. The allocation to the separate performance obligations is based upon the relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. The Company regularly reviews and updates standalone selling prices, as necessary.

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient or when title transfers to the distributor. For the three months ended March 31, 2026 and 2025, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

For the three months ended March 31, 2026 and 2025, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
LDD (including training)	$2,351	$9,390
LAL	27,037	27,186
Service warranty, service contracts, and accessories	1,505	1,319
Total sales	$30,893	$37,895

For the three months ended March 31, 2026 and 2025, the Company did not have any customers who individually accounted for greater than 10% of revenue.

The following table represents the contract liabilities from sales activity for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31,
	2026	2025

Balance at beginning of period	$3,521	$2,994
Additions during the period	1,301	1,496
Revenue recognized during the period	(1,419)	(1,184)
Balance at end of period	$3,403	$3,306

Stock-Based Compensation

The Company has two equity incentive compensation plans: the Calhoun Vision, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”), which are collectively referred to as the “Equity Plans.” The Company also has an employee stock purchase plan, the 2021 Employee Stock Purchase Plan (“2021 ESPP”).

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2026 that are of significance or potential significance to the Company.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$200,372	$(65)	$200,307

	As of December 31, 2025
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$208,126	$53	$208,179

All available-for-sale securities held as of March 31, 2026 and December 31, 2025 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Finished goods	$23,173	$21,635
Raw materials	7,978	8,341
Work-in-process	5,511	3,555
Total inventories, gross	36,662	33,531
Less: reserve for excess and obsolete inventory	(1,793)	(1,972)
Total inventories, net	$34,869	$31,559

At March 31, 2026 and December 31, 2025, finished goods included $6.8 million and $6.9 million of inventory held on consignment at customer sites, respectively.

Note 5 – Fair Value Measurements

The table below (in thousands) presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements.

Money market funds and U.S. Treasury securities are liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

	As of March 31, 2026	As of December 31, 2025
Level 1 Assets:
Money market securities	$10,704	$15,025
U.S. Treasury securities	200,307	208,179
Total assets at fair value	$211,011	$223,204

Note 6 – Stock-Based Compensation Expense

The Company has two equity incentive compensation plans: the 2015 Plan and the 2021 Plan.

2015 Plan

The 2015 Plan was originally adopted by the Board and approved by the Company’s stockholders in 2015. In connection with the Company’s initial public offering in July 2021, the 2015 Plan terminated immediately prior to effectiveness of the 2021 Plan with respect to the grant of future awards. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2015 Plan.

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

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the lesser of: (i) 7,260,406 shares of the Company's common stock; (ii) 4% of the outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 Plan is administered by the Board, or a duly authorized committee thereof. On January 1, 2026 and 2025, the number of shares available under the 2021 Plan increased by 1,649,680 and 1,617,128 shares of common stock, respectively, pursuant to this feature. As of March 31, 2026, the number of shares of the Company’s common stock available for future issuance and not subject to outstanding awards under the 2021 Plan was equal to 559,369 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of March 31, 2026, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 394,868 shares of common stock. The initial purchase period began on November 1, 2021.

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

The number of common shares reserved for issuance under the 2021 ESPP will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year, by a number equal to the lesser of: (i) 1,452,081 shares; (ii) 1% of the outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 ESPP is administered by the Board. The Board determined that no additional shares were reserved for issuance on January 1, 2026 and 2025 pursuant to this feature.

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

Stock option awards are granted with an exercise price of no less than 100% of estimated fair market value on the date of grant. Time based option awards generally vest over four years as follows, subject to the optionee’s continuing service: (i) one fourth of the total number of shares vest and become exercisable on the one-year anniversary and then 1/48th of the total number of shares subject to the option vest and become exercisable on each monthly anniversary thereafter for the remaining three years, or (ii) 1/48th of the total number of shares subject to the option vest and become exercisable each month over four years.

Stock option awards

A summary of the stock option activities related to the Equity Plans for the three months ended March 31, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Life (Years)
Options outstanding as of December 31, 2025	6,556,728	$23.60	6.80
Granted	354,770	10.78
Exercised	(34,010)	4.22
Forfeited	(23,986)	27.79
Expired	(153,445)	18.12
Options outstanding as of March 31, 2026	6,700,057	22.99	6.72
Exercisable as of March 31, 2026	4,367,892	$20.58	5.69

As of March 31, 2026 and December 31, 2025 the intrinsic value of options vested was $0.2 million and $0.8 million, respectively, and of all options outstanding was $0.2 million and $1.2 million, respectively. During the three months ended March 31, 2026 and 2025, the total cash received from the exercise of stock options was $0.1 million and $0.7 million, respectively. The total fair value less strike price of these options was $0.2 million and $1.4 million, respectively.

The Company grants RSUs, under the 2021 Plan . RSUs vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with performance criteria. RSUs are subject to forfeiture if the holder’s services to the Company terminate before vesting.

A summary of non-vested restricted stock unit activities for the three months ended March 31, 2026 is as follows:

				Weighted
				Average
				Grant Date
Restricted stock units	Time-based	Performance and Time-based	Total	Fair Value

Unvested at December 31, 2025	812,227	—	812,227	$25.82
Granted	991,277	649,097	1,640,374	4.79
Vested	(170,313)	—	(170,313)	23.10
Forfeited	(51,012)	—	(51,012)	22.22
Unvested at March 31, 2026	1,582,179	649,097	2,231,276	$10.65

Stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,935	$1,807
Selling, general and administrative	5,340	4,714
Cost of sales	670	619
	$7,945	$7,140

As of March 31, 2026 and December 31, 2025, there were 2,332,165 and 2,307,812 unvested options, respectively. As of March 31, 2026 and December 31, 2025, total unrecognized expense related to unvested stock options was approximately $35.7 million and $43.5 million, respectively. Both amounts are expected to be recognized over a weighted average period of approximately 2.5 and 2.5 years, respectively.

As of March 31, 2026, and December 31, 2025, total unrecognized expense related to non-vested restricted stock units was approximately $21.4 million and $17.8 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years and 2.1 years, respectively.

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Three Months Ended March 31,
	2026		2025
	Range	Weighted Average	Range	Weighted Average
Expected volatility	72.0% to 73.0%	73.0%	52.0% to 66.0%	65.8%
Risk-free interest rate	3.6% to 4.0%	3.7%	4.0% to 4.8%	4.1%
Expected life (in years)	5.5 to 6.1 years	6.0 years	5.5 to 6.1 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$6.44 to $10.09	$9.74	$24.84 to $33.87	$28.18

Common Stock

Each share of common stock is entitled to one vote. Common stock reserved for future issuance consisted of the following:

	March 31, 2026	December 31, 2025
Stock options issued and outstanding under the Equity Plans	6,700,057	6,556,728
Shares available for future issuance under the 2021 Plan	559,369	613,210
Restricted stock units issued under the 2021 Plan	2,231,276	813,199
Shares available for future issuance under 2021 ESPP	394,868	394,868
Total shares of common stock reserved	9,885,570	8,378,005

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

As of March 31, 2026 the Company held five leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The five leases are for approximately 150,000 square feet in the aggregate and expire January 31, 2031. For one such operating lease, the lessor provided $1.1 million in tenant allowances.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31,	December 31,
Leases	Classification	2026	2025

Assets
Operating	Operating leases right-of-use assets	$9,760	$9,959
Finance	Property and equipment, net	74	81
Total lease assets		9,834	10,040
Liabilities
Current
Operating	Lease liabilities	1,474	1,134
Finance	Lease liabilities	30	28
Noncurrent
Operating	Long-term lease liabilities	9,265	9,813
Finance	Long-term lease liabilities	57	65
Total lease liabilities		$10,826	$11,040

Maturities of the Company’s operating and finance lease liabilities as of March 31, 2026 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2026 (remainder)	$2,171	$30
2027	3,063	40
2028	3,163	34
2029	3,267	—
2030	3,374	—
Total lease payments	15,038	104
Less: imputed interest	(4,299)	(17)
Total lease liabilities	$10,739	$87

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of March 31, 2026 and December 31, 2025 were:

	March 31,	December 31,
Lease Term and Discount Rate	2026	2025
Weighted average remaining lease term (years)
Operating leases	2.60	5.08
Finance leases	4.84	2.85
Weighted average discount rate
Operating leases	14.4%	14.4%
Finance leases	14.4%	14.4%

Note 8 – Commitments and Contingencies

Legal Matters

The Company occasionally becomes involved in litigation arising in the normal course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the condensed consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At March 31, 2026 and December 31, 2025, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors. See “Legal Proceedings” in Part II, Item I of this Quarterly Report.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 25, 2026. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part II, Item 1A “Risk Factors”, and elsewhere in, this report. See “Special Note Regarding Forward-Looking Statements.”

We are a commercial-stage medical technology company dedicated to providing high-quality customized vision to patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens® (LAL®/LAL+®, collectively the “LAL”), RxSight Light Delivery Device™ (“LDD™”) and related accessories. The LAL is a premium intraocular lens (“IOL”) made from the proprietary silicone-based photosensitive material that undergoes controlled changes in refractive power when exposed to specific ultraviolet (“UV”) light patterns generated by the LDD.

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

In contrast, with the RxSight system, the surgeon implants the LAL as they would in any other cataract procedure, determines refractive error with patient input several weeks following surgery and then uses the LDD to modify the LAL with the precise visual correction needed to achieve the patient’s desired vision outcomes. We believe our RxSight system provides doctors and patients with increased confidence and peace of mind by eliminating the high-stakes preoperative guesswork common to conventional premium IOLs and allowing patients to iterate their final vision characteristics with customized post-surgical adjustments.

Currently, we primarily compete in the IOL market in the U.S. The LAL is a premium IOL which is partially reimbursable under Medicare, and in some cases by private payors. Premium IOLs are sold at a higher price point than conventional IOLs as they provide refractive vision correction, whereas conventional IOLs simply replace the natural lens with a clear lens (which is the standard for Medicare reimbursement). Our RxSight system is approved in the U.S. and in several foreign countries for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. We intend to seek additional approvals in the future to broaden our international presence. While we are growing our presence outside the U.S., we do not anticipate meaningful near-term sales from these non-U.S. regions.

We are a Delaware corporation headquartered in Aliso Viejo, California with two wholly owned subsidiaries located in Hong Kong (“RxSight, Hong Kong”) and in Amsterdam, Netherlands (“RxSight, Netherlands”). RxSight, Netherlands has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany (“RxSight Germany”).

Our commercial efforts began in 2019, and have been primarily focused in the U.S., where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our sales efforts are concentrated on the approximately 4,000 U.S. cataract surgeons that perform approximately 60% of all premium IOL procedures. As of March 31, 2026, we have established an installed base of 1,154 LDDs in ophthalmology practices and, since our inception through March 31, 2026, surgeons have implanted approximately 332,000 LALs.

We believe this business model provides an attractive and concentrated market opportunity addressable with a focused sales force. We intend to continue to make significant investments in our sales and marketing organization. We believe selectively increasing the number of sales representatives, practice development personnel and clinical trainers will help facilitate further adoption of our products among existing customer accounts as well as broaden awareness of our products to new accounts. We plan to grow our business primarily by expanding the size of our LDD installed base and driving increased utilization of our LAL through heightened awareness of the superior clinical outcomes that our RxSight system provides patients. To continue strengthening our competitive position in the premium IOL market, our research and development activities are focused primarily on programs that improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and support lifecycle management.

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

	2026	2025
	Q1	Q4	Q3	Q2	Q1
LDDs Sold	20	25	25	40	73
Installed Base at End of Period	1,154	1,134	1,109	1,084	1,044

	2026	2025
	Q1	Q4	Q3	Q2	Q1
LALs Sold	27,472	28,611	26,045	27,380	27,579

During the quarter ended March 31, 2026, we sold 20 LDD units and 27,472 LALs.

Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control. Seasonality may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.

Components of results of operations

Sales

Our sales consist of LALs used in cataract surgeries, the LDDs for delivering light to the LALs to adjust the lens post-surgery, as needed, and service and accessories. Revenue is derived from sales of products mainly in the U.S. and select international markets. Customers are primarily comprised of ophthalmic practices (LDD sales) and ambulatory surgery centers (LAL sales). We recently completed a full realignment of our U.S. commercial organization by integrating our clinical and sales teams into a single unified Customer Success Organization. Each integrated team within the Customer Success Organization is responsible for a defined group of doctors and practices, managing customer experience from onboarding through long-term LAL utilization growth. Following several years of rapid growth, sales moderated in 2025 and the first quarter of 2026, however, we expect our commercial realignment initiatives to position the company for revenue growth. We plan to drive continued expansion by supporting existing practices and strategically expanding our LDD installed base and helping new adopters in achieving early success and sustained long-term growth.

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

For the three months ended March 31, 2026 and 2025, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
LDD (including training)	$2,351	$9,390
LAL	27,037	27,186
Service warranty, service contracts, and accessories	1,505	1,319
Total sales	$30,893	$37,895

For the three months ended March 31, 2026 and 2025 we did not have any one customer who individually accounted for more than 10% of revenue.

Cost of sales

Cost of sales consist of materials, labor and manufacturing overhead internally to produce our products as well as the cost of shipping and handling. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations management and stock-based compensation. Cost of sales also includes depreciation expense for production equipment and certain direct costs such as shipping costs. Shipping costs billed to customers are included in sales. As we grow our revenue, we expect cost of sales to increase in absolute dollars reflecting the higher volume of products sold.

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

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”), expenses consist primarily of personnel-related expenses, including wages, incentive bonuses, stock-based compensation and benefits related to administrative, selling and marketing functions, education programs for doctors, commercial operations and analytics, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, training for doctors, professional services fees such as legal, patent registration costs, accounting, audit fees (including costs for compliance with Section 404(b) of the Sarbanes-Oxley Act), tax fees, board of directors’ expenses, insurance costs, general corporate expenses and facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our international sales and marketing organization and infrastructure.

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

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Sales	$30,893	$37,895	$(7,002)	(18.5)%
Cost of sales	7,395	9,566	$(2,171)	(22.7)
Gross profit	$23,498	$28,329	$(4,831)	(17.1)%
Operating expenses:
Selling, general and administrative	31,855	28,636	3,219	11.2
Research and development	9,472	10,367	(895)	(8.6)
Total operating expenses	41,327	39,003	2,324	6.0
Loss from operations	$(17,829)	$(10,674)	$(7,155)	67.0%
Other income (expense), net:
Interest expense	(3)	(6)	3	(45.6)
Interest and other income	1,954	2,508	(554)	(22.1)
Total other (expense) income, net:	1,951	2,502	(551)	(22.0)%
Loss before income taxes	(15,878)	(8,172)	(7,706)	94.3
Income tax expense	6	18	(12)	(65.2)
Net loss	$(15,884)	$(8,190)	$(7,694)	93.9%
Other comprehensive loss
Unrealized loss on short-term investments	(120)	(157)	37	(23.4)
Foreign currency translation gain	—	6	(6)	(100.0)
Total other comprehensive loss	(120)	(151)	30	(20.2)
Comprehensive loss	$(16,004)	$(8,341)	$(7,664)	91.9%

Sales

Sales decreased by $7.0 million, or 18.5%, to $30.9 million for the three months ended March 31, 2026, from $37.9 million for the three months ended March 31, 2025. The decrease in total sales was primarily due to lower LDD unit volumes.

Cost of sales

Cost of sales decreased by $2.2 million, or 22.7%, to $7.4 million for the three months ended March 31, 2026, from $9.6 million for the three months ended March 31, 2025, primarily due to decreased LDDs sold during the period. Gross margin increased to 76.1% in the three months ended March 31, 2026, from 74.8% for the three months ended March 31, 2025, primarily due to a favorable product mix from a greater percentage of revenue from LAL sales.

SG&A expenses

SG&A expenses increased by $3.2 million, or 11.2%, to $31.9 million for the three months ended March 31, 2026, from $28.6 million for the three months ended March 31, 2025. This increase was driven in part by personnel-related expenses as we continue to prioritize investments in new hires and ongoing expansion of our global commercial and support teams.

Research and development expenses

Research and development expenses decreased by $0.9 million, or 8.6%, to $9.5 million for the three months ended March 31, 2026, from $10.4 million for the three months ended March 31, 2025. This decrease was primarily attributable to $0.6 million from reduced compensation and benefits and facility costs due to reduced headcount when compared to the three months ended March 31, 2025.

Other income (expense), net

Other income (expense), net, decreased $0.6 million to income of $2.0 million for the three months ended March 31, 2026, compared to income of $2.5 million for the three months ended March 31, 2025. The decrease was primarily due to decreased interest income from lower interest rates and lower cash and short-term investment balances.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $217.9 million. Our losses from operations were $17.8 million and $10.7 million for the three months ended March 31, 2026, and March 31, 2025, respectively. We had an accumulated deficit of $676.9 million as of March 31, 2026.

Funding requirements

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our international expansion;
•
our sales levels and our sales and marketing activities;
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

We believe that our current cash, cash equivalents and short-term investments through the date of filing of this report will be sufficient to fund our operations for at least the next 12 months. Although, based on our current planned operations, we do not anticipate the need to raise additional capital or incur additional debt, we may be required to raise additional capital through public or private equity offerings or debt financings, credit or loan facilities or by entering into partnerships or a combination of one or more of these funding sources in order to meet our liquidity requirements. If we determine that we need to raise additional funds, such capital may not be available to us when needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected, including potentially requiring us to delay, limit, reduce or terminate certain of our product discovery and development activities or future commercialization efforts. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

See Part II, Item 1A (“Risk Factors”) of this report for additional risks associated with our substantial capital requirements.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Three Months Ended March 31,
	(unaudited)
	2026	2025
Net cash (used in) provided by:
Operating activities	$(10,891)	$(8,832)
Investing activities	8,848	20,855
Financing activities	(336)	(735)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	3	6
Net increase in cash, cash equivalents and restricted cash	$(2,376)	$11,295

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026, was $10.9 million, consisting primarily of a net loss of $15.9 million and a change in operating assets and liabilities of $2.0 million and amortization of discount on short-term investments of $1.9 million, partially offset by non-cash stock-based compensation of $7.9 million and depreciation and amortization of $0.8 million.

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

Cash provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2026, was $8.8 million, consisting of net maturities of short-term investments of $9.6 million, partially offset by purchases of property and equipment of $0.8 million.

Net cash provided by investing activities for the three months ended March 31, 2025, was $20.9 million, consisting of net maturities of short-term investments of $21.4 million, partially offset by purchases of property and equipment of $0.6 million.

Cash (used in) provided by financing activities

Net cash used in financing activities for the three months ended March 31, 2026, was $0.3 million consisting primarily of payments for employee taxes related to stock compensation of $0.5 million, partially offset by proceeds from issuance of common stock of $0.1 million.

Net cash used in financing activities for the three months ended March 31, 2025, was $0.7 million consisting primarily of payments for employee taxes related to stock compensation of $1.4 million, partially offset by proceeds from issuance of common stock of $0.7 million.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which may affect our future financial statement presentation, financial condition, results of operations and cash flows. Our significant accounting policies are more fully described in the notes to our financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2026. We believe that the accounting policies we use are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

We believe that accounting policies we have identified as critical involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, those are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 25, 2026. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026.

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

Interest Fluctuation Rate Risk

We had cash and cash equivalents and short-term investments of $217.9 million as of March 31, 2026, which consisted of $200.3 million in highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. Declines in interest rates, however, have reduced investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) change in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2026 and December 31, 2025. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the quarter ended March 31, 2026 or March 31, 2025.

Foreign Currency Exchange Risk

As of March 31, 2026, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Actions

On July 22, 2025, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its officers, captioned Makaveev v. RxSight, Inc., et al., No. 8:25-cv-01596. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding demand for our products and financial guidance. On September 16, 2025, a related putative securities class action complaint was filed in the U.S. District Court for the Central District of California against us and certain of our officers, captioned Gémesi v. RxSight, Inc., et al., No. 25-cv-02093. On October 6, 2025, the court entered an order consolidating the Makaveev and Gémesi actions, appointing a lead plaintiff and approving selection of lead counsel, and re-captioning the case as In re RxSight Securities Litigation, No. 8:25-cv-01596-FWS-KES. A consolidated, amended complaint was filed on December 12, 2025. Defendants’ motion to dismiss was filed on February 13, 2026. A hearing on the motion is currently scheduled for May 28, 2026. The plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

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
•
We have commenced and intend to expand in the future, sales of our products internationally, but we may experience difficulties in obtaining regulatory clearance or approval or in successfully marketing our products internationally even if approved.
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

35

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

While sales declined in 2025 and in the first quarter of 2026 following several years of rapid growth, we have implemented changes in our sales organization in an effort to return to revenue growth in absolute dollars. In order to increase LAL use at our current customers, we recently realigned our commercial structure by unifying our LAL sales and clinical support personnel into a single Customer Success Organization. Each team within the Customer Success Organization is responsible for a defined group of doctors and practices, overseeing customer experience from initial onboarding through ongoing efforts to drive long-term utilization growth. Our LDD sales team remains focused on acquiring new high-potential accounts, which are subsequently transitioned to the Customer Success Organization for clinical support, education, and to maximize long-term utilization and growth and LAL use.

These factors also make it difficult for us to forecast our financial performance and growth, and such forecasts are subject to a number of uncertainties, including our ability to successfully develop additional products that add functionality, reduce the cost of products sold, and broaden our commercial portfolio offerings and our ability to obtain the required regulatory approvals and clearances under applicable law both domestically and internationally, including FDA 510(k) clearance or pre-market approval (“PMA”), to successfully commercialize, market and sell, our planned or future products in the U.S., or in international markets. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have a history of net losses, and we expect to continue to incur losses in the future. If we ever achieve profitability, we may not be able to sustain it.

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $48.2 million and $36.9 million for the years ended December 31, 2025 and 2024, respectively, and $17.8 million and $10.7 million for the three months ended March 31, 2026 and 2025, respectively. As a result of these losses, as of March 31, 2026, we had an accumulated deficit of $676.9 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products.

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

37

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

As of March 31, 2026 we had $217.9 million in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, there is no assurance that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. There is no assurance that we will be able to generate sufficient liquidity as and when needed.

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

Deterioration in the economic conditions globally has resulted in instability in global financial markets, including inflation and rising interest rates and instability in the capital markets.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide and have a material adverse effect on our business, financial conditions, results of operations and prospects.

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

Changes in U.S. trade policy, including tariffs, could have a material adverse impact on our business, financial condition, and results of operations.

Changes in U.S. trade policy, including tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where we source our products could result in increased material costs for our products. If we are unable to mitigate these risks through supply chain adjustments, such as changing vendors, pricing strategies, or other measures could adversely affect our gross margins, business, financial condition and results of operations.

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

41

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

42

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

46

•
the FDA or similar foreign regulatory authorities may change their review policies or adopt new regulations that may negatively affect or delay our ability to bring a product to market or receive approvals or clearances to treat new indications;
•
we may have trouble in managing multiple clinical trial sites; or
•
we may have trouble finding patients to enroll in our clinical trials;
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

51

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

52

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

In addition, there can be no guarantee that we will receive approval to sell our products in the international markets we target, nor can there be any guarantee that any sales would result even if such approval is received. Even if the FDA grants marketing approval for a product, comparable regulatory authorities of foreign countries must also approve the manufacturing or marketing of the product in those countries. Approval in the U.S.,U.S., or in any other jurisdiction, does not ensure approval in other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional clinical trials and additional expenses. Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries. Clinical trials conducted in one country may not be accepted by other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue will be diminished. Our inability to successfully enter all our desired international markets and manage business on a global scale could negatively affect our business, financial results and results of operations.

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

It is not uncommon in our industry to experience seasonally weaker revenue during the summer months and end-of-year holiday season. We may be affected by other seasonal trends in the future, including severe weather (which can impact the number of elective procedures performed), particularly as our business matures. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in our stock ownership. Our ability to utilize those NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. In addition, California has enacted a temporary suspension on the use of state net operating loss carryforwards for certain businesses, which may adversely affect our company if it earns taxable income in the impacted tax years. Other state tax limitations may apply.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our owned and in-licensed issued patents may be challenged in courts or patent offices in the U.S. and abroad. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office (“USPTO,”), challenging the validity of one or more claims of our owned or in-licensed issued patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or in-licensed pending patent applications.

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

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, this could arise if the research resulting in certain of our owned or in-licensed patent rights and technology was funded in part by the U.S. government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the U.S. The U.S. government has released a draft framework and recently taken actions to indicate closer review of patents resulting from government funding for compliance with the Bayh-Dole Act, which if found noncompliant, may be used by an agency to authorize the government to exercise its march-in rights for public comments, and as such, the framework for deciding when march-in rights are exercised may change. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Despite our best efforts, our licensors might also conclude that we have materially breached our license agreements and terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain other licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products. Any of these events could materially and adversely affect our business, financial condition and results of operations.

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

We rely on trademarks, service marks, tradenames and brand names to distinguish our products from the products of our competitors and have registered or applied to register these trademarks. There is no assurance that our trademark and service mark applications will be approved. During trademark and service mark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark and service mark applications and to seek to cancel registered trademarks and service marks. Opposition or cancellation proceedings may be filed against our trademarks and service marks, and our trademarks and service marks may not survive such proceedings. In the event that our trademarks and service marks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. At times, competitors may adopt trade names, trademarks or service marks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. As a means to enforce our trademark and service mark rights and prevent infringement and other violations, we may be required to file claims against third parties or initiate opposition proceedings. This can be expensive and time-consuming. In addition, there could be potential trademark or service mark infringement claims brought by owners of other registered trademarks, service marks, or trademarks or service marks that incorporate variations of our registered or unregistered trademarks or service marks. Certain of our current or future trademarks or service marks may become so well known by the public that their use becomes generic and they lose trademark or service mark protection. Over the long term, if we are unable to establish name recognition based on our trademarks, service marks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.

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

68

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

69

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

The GDPR provides that EU member states may make their own laws and regulations limiting the (i) processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and (ii) profiling and automated individual decision-making of individuals, which could limit our ability to use and share personal data or other data and could cause our costs to increase, harming our business and financial condition. Non-compliance with the GDPR can be subject to significant penalties, including fines of up to €20 million or 4% of total worldwide revenue, whichever is greater. Interpretations of the GDPR by local data protection authorities in EU member states, along with the complexity of the regime itself, create uncertainty regarding the interpretation and enforcement of the law, with potential inconsistencies across EU member states. Other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations relating to privacy, data protection or security, which enhances risks relating to compliance with such laws. Further, the United Kingdom has adopted the UK General Data Protection Regulation and UK Data Protection Act, which retain the GDPR in the United Kingdom’s national law and provide for a penalty structure similar to that of the GDPR. The UK enacted the UK Data (Use and Access) Act 2025 on June 19, 2025, which made targeted amendments to the UK GDPR and the UK Data Protection Act. These developments have required us to review and modify the means by which we process personal data and may require us to make other modifications. The implementation and enforcement of the GDPR and other evolving legislation may subject us to enforcement risk and requirements to change certain of our data collection, data processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected.

Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the European Economic Area (“EEA”), Switzerland, and the United Kingdom. We rely on transfer mechanisms permitted under these laws, such as the EU Standard Contractual Clauses (“SCCs”). Such mechanisms have received heightened regulatory and judicial scrutiny in recent years. The Court of Justice of the European Union (“CJEU”) issued a decision in 2020 invalidating a transfer of personal data from the EEA and Switzerland to the U.S. and imposing additional obligations on companies using the SCCs. The European Commission has adopted new SCCs and the United Kingdom has adopted its own new standard contractual clauses. In June 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring contractual or other additional measures. This adequacy decision was renewed in 2025 to extend until December 2031, but remains subject to revocation at any point. Any nonrenewal or revocation of, or modifications to, this adequacy decision could lead to additional costs and increase our overall risk exposure. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. These developments and other regulatory guidance or developments may impose additional obligations with respect to cross-border data transfers, all of which could restrict our activities in certain jurisdictions, limit our ability to provide our products and services in certain jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data across borders. Any of these events, if occurring, could adversely affect the manner in which we provide our services and thus materially affect our operations and financial results.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through May 1, 2026, our common stock has traded at a low of $5.90 and a high of $66.54 on the Nasdaq Global Market. The stock market in general can experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these certain companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in “Part II, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

•
announcement of our results of operations and updates regarding our business, including financial and operational guidance;
•
research published by securities or industry analysts about our business and prospects;

86

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

The realization of any of the above risks or any of a broad range of other risks, including those described in this Part II, Item1A, “Risk Factors,” could have a dramatic and adverse impact on the market price of our common stock.

In addition, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are the target of this type of litigation. For more information regarding such litigation, please see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

As of March 31, 2026, we had 41,384,120 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

We have filed registration statements on Form S-8 under the Securities Act registering the offer and sale of up to an aggregate of 13,927,605 shares of common stock pursuant to our Equity Plans (as defined in Note 2, “Summary of Accounting Policies – Stock-Based Compensation” in our notes to our unaudited condensed consolidated financial statements in this report) and an aggregate of 757,694 shares of common stock pursuant to our 2021 ESPP. Our 2021 Plan and 2021 ESPP each contain an evergreen provision that may increase the number of shares available for issuance pursuant to such plans on the first day of each fiscal year. See Note 6 – Stock-Based Compensation Expense in the notes to the unaudited condensed consolidated financial statements included in this report.

On May 8, 2024, we filed an automatic shelf registration statement on Form S-3ASR with the SEC that enabled us to offer for sale, from time to time and as the capital markets permitted, an unspecified amount of common stock, preferred stock, debt securities, warrants and units. The shelf registration statement became automatically effective upon filing and is valid for three years. On February 13, 2026, we filed a post-effective amendment to the registration statement because we expected to cease to be a well-known seasoned issuer (as such term is defined in Rule 405 under the Securities Act) upon the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The post-effective amendment to the registration statement permits us to offer for sale, from time to time, up to $200 million of common stock, preferred stock, debt securities, warrants and units. Upon the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we ceased to be a well-known seasoned issuer, and we filed another post-effective amendment to the registration statement for the purpose of amending the registration statement to convert it from a Form S-3ASR (automatic shelf registration statement) to a Form S-3 (non-automatic shelf registration statement). Each time we offer to sell securities under the registration statement, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered.

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

89

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

The Tax Act enacted many significant changes to the U.S. tax laws. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant charges in the current or future taxable years and could increase our future U.S. tax expense. As an example, for taxable years beginning during or after 2022, the Tax Act eliminated the option to immediately deduct research and development expenditures currently and required taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code. However, the One Big Beautiful Bill Act, enacted on July 4, 2025, restores the ability to deduct domestic research and experimental expenditures for taxable years beginning January 1, 2025 on a current basis, but retains the requirement to amortize foreign research and experimental expenditure over 15 years. There is uncertainty regarding the effect of such changes on our business and financial results. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. We will also continue to monitor and assess the impact of international tax reform, including but not limited to the 15% global minimal tax proposed by the Organisation for Economic Co-operation and Development’s Pillar Two Framework. Finally, the Inflation Reduction Act of 2022 (the “IRA”) was effective beginning in fiscal year 2023, which imposes a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income.

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

Scott Gaines — Consulting Transition

On May 5, 2026, the Company and Scott Gaines, the Company’s Chief Customer Officer, agreed that Mr. Gaines would transition from employee to consultant status and would cease to serve as an executive officer of the Company, in each case effective immediately. As a consultant, Mr. Gaines will continue to vest in his currently-held stock options and restricted stock units according to their current vesting schedules. The term of the consulting arrangement will for a term of one year, subject to renewal.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report unless otherwise stated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Confirmatory Employment Letter, by and between the Registrant and Mark Wilterding, dated December 15, 2025, as Amended.	10-K	001-40690	10.25	February 25, 2026
10.2	Change in Control and Severance Agreement, by and between the Registrant and Mark Wilterding, dated as of December 15,2025.	10-K	001-40690	10.31	February 25, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

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

RxSight, Inc.

Date: May 6, 2026	By:	/s/ Ron Kurtz, M.D.
Ron Kurtz, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Mark Wilterding
Mark Wilterding
Chief Financial Officer
(Principal Financial and Accounting Officer)

