Form 10-Q
period 2026-06-30
RxSight, Inc.
filed 2026-08-05
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 41,593,256 shares of common stock, $0.001 par value per share, outstanding.

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
•
our belief that selectively increasing the number of sales representatives, practice development personnel and clinical trainers will help facilitate further adoptions of our products among existing customer accounts as well as broaden awareness of our products to new accounts;
•
our plan to grow our business primarily by driving increased utilization of our LAL through heightened awareness of the superior clinical outcomes that our RxSight system provides patients;
•
our expectation that recent commercial realignment initiatives will position us for revenue growth;
•
our plan to drive continued expansion by supporting existing practices and strategically expanding our LDD installed base and helping new adopters in achieving early success and sustained long-term growth;
•
our estimates of expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;
•
our plans for the growth of our business and our organization, including with respect to new geographic markets;
•
potential cash payments, including milestone payments and royalties, that we may be entitled to receive pursuant to our collaboration with Alcon Pharmaceuticals (“Alcon”) in connection with the development of the Collaboration Products (defined below);
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

Item 1. Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,352	$19,949
Short-term investments	195,447	208,179
Accounts receivable, net	18,519	23,383
Inventories	37,117	31,559
Prepaid and other current assets	2,961	4,389
Receivable from collaboration partner	60,000	—
Total current assets	327,396	287,459
Property and equipment, net	14,039	13,056
Operating leases right-of-use assets	9,491	9,959
Restricted cash	750	750
Other assets	1,024	590
Total assets	$352,700	$311,814
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,345	$5,296
Accrued expenses and other current liabilities	15,553	16,533
Lease liabilities	1,664	1,162
Deferred revenue, current	6,882	3,262
Refund liability	50,000	—
Total current liabilities	80,444	26,253
Long-term lease liabilities	8,916	9,878
Total liabilities	89,360	36,131
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 41,585,381 shares issued and outstanding as of June 30, 2026 and 41,242,005 shares issued and outstanding as of December 31, 2025	41	41
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	952,378	936,628
Accumulated other comprehensive (loss) income	(59)	53
Accumulated deficit	(689,020)	(661,039)
Total stockholders' equity	263,340	275,683
Total liabilities and stockholders' equity	$352,700	$311,814

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product sales	$27,241	$33,637	$58,134	$71,531
License and collaboration revenue	6,500	—	6,500	—
Total revenue	33,741	33,637	64,634	71,531
Costs and expenses:
Cost of sales	7,855	8,447	15,250	18,013
Selling, general and administrative	30,419	28,976	62,274	57,611
Research and development	9,237	10,217	18,709	20,584
Total costs and expenses	47,511	47,640	96,233	96,208
Loss from operations	(13,770)	(14,003)	(31,599)	(24,677)
Other income (expense), net:
Interest expense	(3)	(5)	(6)	(11)
Interest and other income	1,764	2,254	3,718	4,762
Loss before income taxes	(12,009)	(11,754)	(27,887)	(19,926)
Income tax expense	88	32	94	50
Net loss	$(12,097)	$(11,786)	$(27,981)	$(19,976)
Other comprehensive loss:
Unrealized loss on short-term investments	(5)	(146)	(125)	(303)
Foreign currency translation gain	13	14	13	20
Total other comprehensive gain (loss)	8	(132)	(112)	(283)
Comprehensive loss	$(12,089)	$(11,918)	$(28,093)	$(20,259)

Net loss per share:
Basic & diluted	$(0.29)	$(0.29)	$(0.68)	$(0.49)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	41,490,889	40,743,786	41,399,010	40,627,363

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Six Months Ended June 30, 2026

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2025	41,242,005	$41	$936,628	$53	$(661,039)	$275,683
Shares issued for the exercise of stock options and vesting of restricted stock units	204,323	—	144	—	—	144
Shares redeemed for employee tax withholdings	(62,208)	—	(473)	—	—	(473)
Stock-based compensation expense	—	—	7,945	—	—	7,945
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(15,884)	(15,884)
Balance at March 31, 2026	41,384,120	$41	$944,244	$(67)	$(676,923)	$267,295
Shares issued for the exercise of stock options and vesting of restricted stock units	98,505	—	52	—	—	52
Stock-based compensation expense	—	—	7,465	—	—	7,465
Shares issued for the employee stock purchase plan	102,756	—	617	—	—	617
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	13	—	13
Net loss	—	—	—	—	(12,097)	(12,097)
Balance at June 30, 2026	41,585,381	$41	$952,378	$(59)	$(689,020)	$263,340

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Six Months Ended June 30, 2025

	Common stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders'
	Shares	Amount	capital	comprehensive loss	deficit	equity
Balance at December 31, 2024	40,428,220	$40	$903,127	$166	$(622,095)	$281,238
Shares issued for the exercise of stock options and vesting of restricted stock units	210,332	1	696	—	—	697
Shares redeemed for employee tax withholdings	(50,012)	—	(1,418)	—	—	(1,418)
Stock-based compensation expense	—	—	7,140	—	—	7,140
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(157)	—	(157)
Foreign currency translation adjustment	—	—	—	6	—	6
Net loss	—	—	—	—	(8,190)	(8,190)
Balance at March 31, 2025	40,588,540	$41	$909,545	$15	$(630,285)	$279,316
Shares issued for the exercise of stock options and vesting of restricted stock units	268,485	—	1,362	—	—	1,362
Stock-based compensation expense	—	—	8,547	—	—	8,547
Shares issued for the employee stock purchase plan	56,355	—	705	—	—	705
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(146)	—	(146)
Foreign currency translation adjustment	—	—	—	14	—	14
Net loss	—	—	—	—	(11,786)	(11,786)
Balance at June 30, 2025	40,913,380	$41	$920,159	$(117)	$(642,071)	$278,012

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(27,981)	$(19,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,833	1,561
Provision for bad debts	206	32
Amortization of discount on short-term investments	(3,606)	(4,541)
Stock-based compensation	15,410	15,687
Provision for excess and obsolete inventory	1,176	1,250
Change in operating assets and liabilities:
Accounts receivable	4,664	1,960
Inventories	(6,733)	(4,302)
Receivable from collaboration partner	(10,000)	—
Prepaid and other assets	1,673	1,742
Accounts payable	946	(1,491)
Deferred revenue - collaboration	3,500	—
Accrued expenses and other liabilities	(1,517)	(5,130)
Net cash used in operating activities	(20,429)	(13,208)
Investing Activities:
Purchases of property and equipment	(2,715)	(2,112)
Maturities of short-term investments	210,000	110,000
Purchases of short-term investments	(193,785)	(72,381)
Net cash provided by investing activities	13,500	35,507
Financing Activities:
Proceeds from issuance of common stock	813	2,764
Payments for employee taxes related to stock compensation	(473)	(1,418)
Principal payments on finance lease liabilities	(14)	(16)
Net cash provided by financing activities	326	1,330
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	6	20
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,597)	23,649
Cash, cash equivalents and restricted cash - beginning of period	20,699	17,456
Cash, cash equivalents and restricted cash - end of period	$14,102	$41,105

Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	$1,680	$1,383
Cash paid for income taxes	$144	$70
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$211	$—
Lease obligations recorded for right-of-use assets:
Operating lease	$211	$—
Acquisition of property and equipment included in accounts payable and accrued expenses and accrued liabilities	$319	$250

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Description of Business

RxSight®, Inc. (the “Company”) is a commercial stage technology company dedicated to providing high-quality customized vision to patients following cataract surgery. The Company's proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of the Company's RxSight Light Adjustable Lens® (LAL®/LAL+®, collectively the “LAL”), RxSight Light Delivery Device (“LDD™”) and related accessories. The LAL is a premium intraocular lens (“IOL”) made from the proprietary silicone-based photosensitive material that undergoes controlled changes in refractive power when exposed to specific ultraviolet (“UV”) light patterns generated by the LDD. The Company's products are approved by the U.S. Food and Drug Administration (“FDA”) primarily for sale in the U.S. and have regulatory approval in several foreign countries. The Company began marketing its products in 2019.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of RxSight, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Collaboration Agreement with Alcon Pharmaceuticals, Ltd.

On June 30, 2026 (the “Effective Date”), the Company entered into a License, Collaboration and Development Agreement (the “RxSight-Alcon Collaboration Agreement”) with Alcon Pharmaceuticals, Ltd. (“Alcon”) pursuant to which the Company will collaborate with Alcon to develop and commercialize light-adjustable versions of certain Alcon simultaneous vision intraocular lenses (“SVIOLs”) by incorporating RxSight Light Adjustable Technology™ (the “Collaboration Products”). The Company granted Alcon a non-exclusive, worldwide, royalty-bearing license under its patents, know-how and trademarks that relate to the LAL technology or are otherwise necessary or reasonably useful to exploit the Collaboration Products for Alcon to commercialize the Collaboration Products: and, if applicable, to develop and manufacture the Collaboration Products. Alcon granted the Company a non-exclusive, worldwide, fully paid-up, royalty-free license under patents and know-how controlled by Alcon that relate to Alcon’s existing SVIOLs or are otherwise necessary or reasonably useful to develop and manufacture the Collaboration Products, for the Company to develop and manufacture, and upon the occurrence of certain triggering events, to conduct co-promotion activities for, the Collaboration Products.

Under the RxSight-Alcon Collaboration Agreement, Alcon paid the Company a $60 million upfront cash payment. The majority of the upfront payment is refundable if the agreement is terminated within the first 120 days of the effective date. Upon the completion of feasibility activities and achievement of specified technical criteria for the first Collaboration Product, Alcon has the right, at its option, to make a one-time $70 million milestone payment (the “Feasibility Milestone Payment”) to continue the RxSight-Alcon Collaboration Agreement. If the RxSight-Alcon Collaboration Agreement continues, the Company will be obligated to conduct further development and regulatory activities to obtain regulatory approval of the first Collaboration Product in the U.S., and Alcon is obligated to make a milestone payment of $30 million upon first submission to the FDA for regulatory approval of the first Collaboration Product. Upon regulatory approval of the first Collaboration Product, Alcon has the right, at its option, to make an additional one-time $40 million milestone payment (the “Approval Milestone Payment”) to continue the RxSight-Alcon Collaboration Agreement. In addition, on a Collaboration Product-by-Collaboration Product and country-by-country basis, Alcon will pay the Company royalties of 30% on net sales of all Collaboration Products, subject to certain pre-payment provisions, minimum royalty payments, and customary royalty adjustments. Alcon’s obligation to pay royalties will continue until the termination or expiration of the RxSight-Alcon Collaboration Agreement.

If the RxSight-Alcon Collaboration Agreement is terminated during the first 120 days following the effective date, the Company will forfeit a majority of the upfront payment. Unless terminated earlier, the RxSight-Alcon Collaboration Agreement will continue until the tenth anniversary of regulatory approval for the first Collaboration Product. The RxSight-Alcon Collaboration Agreement will terminate if Alcon elects to not pay the Feasibility Milestone Payment or the Approval Milestone Payment, but in either case, under certain conditions, the Company is entitled to certain reversionary rights with respect to the Collaboration Products. Either party may terminate the RxSight-Alcon Collaboration Agreement for material safety reasons, the other party’s insolvency or violation of applicable law, or material breach that remains uncured after a notice period.

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

Operating Segments

The Company determined that it operates and manages its business (including its non-U.S. subsidiaries) in one reportable segment: the research and development, manufacture and sale of light adjustable lenses and related capital equipment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s chief operating decision-maker (“CODM”), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance. Asset information provided to the CODM is consistent with those reported on the Consolidated Balance Sheets and are primarily attributable to the U.S. The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net loss. The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total consolidated net loss in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product sales	$27,241	$33,637	$58,134	$71,531
License and collaboration revenue	6,500	—	6,500	—
Total revenue	33,741	33,637	64,634	71,531
Costs and expenses:
Cost of sales	7,855	8,447	15,250	18,013
Commercial	19,872	21,612	40,083	42,786
General and administrative	10,546	7,364	22,191	14,825
Research and development	7,529	8,865	15,364	17,921
Clinical & regulatory	1,709	1,352	3,345	2,663
Total costs and expenses	47,511	47,640	96,233	96,208
Loss from operations	(13,770)	(14,003)	(31,599)	(24,677)
Other income (expense), net:
Interest expense	(3)	(5)	(6)	(11)
Interest and other income	1,764	2,254	3,718	4,762
Loss before income taxes	(12,009)	(11,754)	(27,887)	(19,926)
Income tax expense	88	32	94	50
Net loss	$(12,097)	$(11,786)	$(27,981)	$(19,976)

Liquidity

As of June 30, 2026 and December 31, 2025 the Company had cash, cash equivalents and short-term investments of $208.8 million and $228.1 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended June 30, 2026 and 2025, the Company incurred losses from operations of $13.8 million and $14.0 million, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred losses from operations of $31.6 million and $24.7 million, respectively. Based on the Company’s anticipated sales growth and collaboration efforts in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon gaining market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of June 30, 2026 and meet its future capital funding needs, as needed, through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Note 2 - Summary of Significant Accounting Policies

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

Significant Accounting Policies

During the second quarter of 2026, the Company entered into a collaboration arrangement. The Company has updated its revenue recognition policy to include the accounting for collaboration arrangements. Additionally, during the second quarter of 2026, the Company began accounting for performance-based restricted stock units. The Company has updated its stock-based compensation policy to include the accounting for performance-based awards. For all other significant accounting policies, there have been no significant changes during the six months ended June 30, 2026, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on February 25, 2026.

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
•
the type of investments made.

The Company had $70,000 of net unrealized losses and $53,000 of net unrealized gains related to short-term investments as of June 30, 2026 and December 31, 2025, respectively.

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

The Company is subject to risks from changes in U.S. trade policy. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where we source our products could result in increased material costs for our products. The Company is also subject to the risks related to global lead times, particularly in Europe and Asia, leading to a supply interruption from the Company's suppliers. In addition, the Company is currently experiencing inflation and longer lead times and limited availability in its supply chain for certain components and has continued exposure to price and supply risk related to anticipated purchases of certain commodities, materials and products used in its business.

Accounts Receivable, net

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are presented net of allowances for credit losses. The Company has a diverse customer base. As of June 30, 2026, the Company had one customer who individually accounted for greater than 10% of trade accounts receivable. As of December 31, 2025, the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. The allowance for credit losses is calculated quarterly and is developed using an aging of receivables where receivables are segregated into various categories based upon due date, and a historical loss percentage is applied to each category that is adjusted for current receivable composition, counterparty and specific risk and prevailing economic condition and supportable forecasted economic conditions. If a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and has historically had minimal write-offs of receivables or uncollected receivables. The Company's allowance for credit losses was $0.3 million as of June 30, 2026 and $0.1 million as of December 31, 2025. The Company does not generally require collateral or other security on receivables.

Receivable from collaboration partner is due from one customer, Alcon, and relates to the RxSight-Alcon Collaboration Agreement and the amounts due for the initial payment.

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

Level 3—One or more significant inputs that are unobservable and supported by little or no market activity and reflect the use of significant management judgment and assumptions. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation. These include the Black-Scholes option-pricing model and Monte Carlo simulation model which use inputs such as expected volatility, risk-free interest rate and expected term to determine fair market valuation.

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

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Raw materials are comprised of chemicals and parts used in the production of the Company's lenses, cartridges, and LDDs. Finished goods are comprised of lenses, cartridges, accessories and LDDs. Inventories are valued at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The carrying value of inventories is reviewed for potential impairment whenever indicators suggest that the cost of inventories exceeds the net realizable value and management adjusts the inventories to its net realizable value. The cost of finished goods and work-in-process is comprised of raw materials, direct labor, other direct costs and related production overhead to the extent that these costs do not exceed the net realizable value of the goods produced. The Company periodically reviews inventories for potential impairment, estimated losses from obsolescence, material expirations or unmarketable inventories or excess inventories and writes down the cost of inventories to net realizable value at the time such determinations are made. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

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

Certain of the Company's LDD placements are accounted for as a sales-type lease. A net investment in sales-type lease is recognized if a lease meets specific criteria under Accounting Standards Codification (“ASC”) 842 at its inception. Upon commencement of the lease, the book value of the leased asset is de-recognized and a net investment in sales-type lease is recognized within other assets in the Company's Condensed Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company recognized the difference between the book value of the LDD and the net investment in the lease in sales in its Condensed Consolidated Statement of Operations. Interest income on our net investment in sales-type leases is recognized over the lease term.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options issued and outstanding under the 2015 Equity Incentive Plan and the 2021 Equity Incentive Plan	85,886	1,005,795	96,012	4,273,819
Restricted stock units issued under the 2021 Equity Incentive Plan	180,823	359,735	717,077	348,793
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	83,433	148,877	112,959	158,785

Revenue Recognition

Product Sales

The Company’s product revenue is generated from the sale of LALs used in cataract surgery along with a specifically designed machine for delivering light to the eye, the LDD, to adjust the lens post-surgery, as needed. Revenue is recognized from sales of products in the U.S. and several foreign countries. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices in the U.S. and distributors internationally.

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

The Company’s LDD contracts contain multiple performance obligations bundled for one transaction price, with all obligations generally satisfied within one year. For these bundled arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s LDD contracts include a combination of the following performance obligations: (i) LDD capital asset and related components, (ii) training and (iii) device service (initial year). Each of these three performance obligations are considered distinct. The LDD capital asset is distinct because the customer can benefit from it together with other resources that are readily available to the customer. Training on the use of the machine is offered as a distinct activity after installation of the LDD to enhance the customer’s ability to utilize the machine by having an industry professional provide best practices and customize training to the specific needs of the customer. Each LDD comes with a twelve-month manufacturer’s warranty (service-type) that includes preventative maintenance, unscheduled service (labor and parts) and software updates. After the first year, service contracts can be purchased separately on a standalone basis. The Company recognizes revenue as performance obligations are satisfied by transferring control of the product or service to a customer. Revenue for the LDD capital asset is recognized at a point in time either at installation and customer acceptance or upon shipment to our international distributors. Revenue for training is also recorded at a point in time, generally 60 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12-36 months. The Company has determined that the transaction price is the invoice price, net of adjustments, if any. The allocation to the separate performance obligations is based upon the relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. The Company regularly reviews and updates standalone selling prices, as necessary.

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient or when title transfers to the distributor. For the three and six months ended June 30, 2026 and 2025, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

Collaboration Revenue

The Company accounts for the RxSight-Alcon Collaboration Agreement under ASC Topic 606 and ASC Topic 808. The Company identified the following performance obligations under the agreement; (a) a license of the Company's intellectual property; (b) Phase I Feasibility and Phase II Regulatory Activities required to achieve project milestones; and (c) material rights related to the commercial supply of Collaboration Products. The Company expects to satisfy the feasibility and regulatory performance obligations over an estimated development period of several years, and the material rights will be satisfied upon exercise or expiration.

At inception, the transaction price was $10.0 million, consisting of the non-refundable portion of the $60.0 million upfront payment. The remaining $50.0 million of the upfront payment is refundable if the agreement is terminated within the first 120 days of the effective date.

The transaction price excludes (i) potential milestone payments and (ii) sales- and usage-based royalties. The milestone payments represent variable consideration that the Company has fully constrained under ASC 606-10-32-11 through 32-13, because achievement of the underlying feasibility and regulatory milestones is contingent on factors outside the Company's control and it is not probable that a significant reversal of cumulative revenue would not occur. The royalties are excluded under the sales- and usage-based royalty exception in ASC 606-10-55-65 and will be recognized as the related sales or usage occur. The Company will reassess the estimate of constrained consideration at each reporting date, and amounts will be included in the transaction price when it becomes probable that a significant revenue reversal will not occur.

The Company allocated the $10.0 million transaction price to the identified performance obligations based on their relative standalone selling prices. The standalone selling price of the license was estimated using a discounted cash flow analysis reflecting forecasted revenues, development timelines and expenses, discount rates, and probabilities of feasibility and regulatory success. The standalone selling price of the Feasibility and Regulatory Activities was estimated based on forecasted costs over the expected development period.

•
Licensed Intellectual Property — For licensed intellectual property that is distinct from other performance obligations, the Company recognizes the upfront license fee and any milestone payments allocated to the license when the license is transferred and the licensee is able to benefit from it. The Company determined that Alcon could benefit from the license at the time it was granted; accordingly, the related performance obligation was satisfied at a point in time.
•
Project Activities — At inception of an arrangement that includes milestone-based payments, the Company evaluates whether each milestone is probable of being achieved and estimates the amount to include in the transaction price using the most-likely-amount method, subject to the constraint. Because achievement of the milestones is not within the Company's control, the Company recognizes the associated consideration when the milestone is probable of being achieved.
•
Material Rights to Product Supply — When a contract grants the customer an option to acquire additional goods or services at a price other than their standalone selling price, the Company assesses whether the option represents a material right. Material rights are accounted for as separate performance obligations, with revenue recognized when the right is exercised or expires.

During the second quarter of 2026, the Company recorded a receivable for the full $60.0 million upfront payment (subsequently received on July 1, 2026). Of the $10.0 million initial transaction fee, $6.5 million was allocated to the license of intellectual property and recognized as revenue on the effective date of the agreement, and the remaining $3.5 million was allocated to the other performance obligations and recorded as deferred revenue in the Company's condensed consolidated balance sheet as of June 30, 2026. The remaining $50.0 million recorded as a refund liability and is not included in the transaction price.

For the three and six months ended June 30, 2026 and 2025, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales:
LDD (including training)	$1,341	$5,134	$3,692	$14,524
LAL	24,497	27,006	51,534	54,192
Service warranty, service contracts, and accessories	1,403	1,497	2,908	2,815
Total product sales	27,241	33,637	58,134	71,531

License and collaboration revenue	6,500	—	6,500	—
Total contract revenue	6,500	—	6,500	—
Total revenue	$33,741	$33,637	$64,634	$71,531

For the three and six months ended June 30, 2026 and 2025, the Company did not have any customers who individually accounted for greater than 10% of product revenue. Collaboration revenue is attributable to one customer.

The following table represents the contract liabilities from sales activity for the six months ended June 30, 2026 and 2025, respectively (in thousands):

	Six Months Ended June 30,
	2026	2025
Deferred revenue from product sales
Balance at beginning of period	$3,521	$2,994
Additions during the period	2,713	2,772
Revenue recognized during the period	(2,852)	(2,504)
Balance at end of period (1)	3,382	3,262

Deferred collaboration revenue	3,500	—
Total deferred revenue	$6,882	$3,262

(1) The Company also defers revenue for training but those amounts are de minimis and excluded from the above table.

Stock-Based Compensation

The Company has two active equity incentive compensation plans: the Calhoun Vision, Inc. 2015 Equity Incentive Plan (“2015 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”), which are collectively referred to as the “Equity Plans”. The Company also has an employee stock purchase plan, the 2021 Employee Stock Purchase Plan (“2021 ESPP”).

The Company recognizes compensation expense for equity-based awards on the date of grant to employees, board of directors and consultants based on the estimated grant date fair value of the award's equity-based payments including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and employee stock plan purchases (“ESPP”). The fair value of the option awards are estimated using the Black-Scholes option-pricing model and recognized as an expense over the requisite service period, which is generally three to four years. The fair value of RSUs is estimated based on the fair value of the Company's common stock on the grant date.

The Company amortizes the stock-based compensation for equity awards with service conditions on a straight-line basis over the vesting period of the awards. Forfeitures of unvested stock option awards are recognized as reductions of expense as they occur.

In 2026, the Company began granting PSUs subject to performance, market and/or service conditions. The Company granted two types of PSUs: (i) PSUs subject to a performance condition based on the achievement of an annual sales target and a service condition, and (ii) PSUs granted to certain executives subject to a market condition based on a total share return growth (“TSR”) target measured over a three-year period against a designated market index and a service condition. The service condition requires employees to be active through the certification date to be earned. The fair value of the PSUs that do not include a TSR condition was determined based on the fair value of the Company's common stock on the grant date. Compensation expense for these awards is recognized over the requisite service period, which is approximately one year.

The fair value of the PSUs that include a TSR condition was determined using the Monte Carlo simulation model on the grant date. Vesting of the TSR awards is contingent on the achievement of the Company's TSR growth relative to the Nasdaq Healthcare Index as measured over a three-year period. Compensation expense for these awards is recognized over the requisite service period regardless of the metric being achieved.

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

Expected volatility—The Company based the expected volatility on the historic volatility of its common stock.

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

Accounting Standards Adopted in 2026

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) ("ASU 2025-07"). ASU 2025-07 refines the scope of Topic 815 by adding a scope exception from derivative accounting for contracts that are (1) non–exchange-traded and (2) have underlyings based on operations or activities specific to one of the parties to the contract. However, contracts based on certain underlyings would not qualify for the scope exception. ASU 2025-07 also clarifies that the revenue guidance in Topic 606 applies initially to share-based noncash consideration received from a customer for the transfer of goods or services. The guidance in other topics, including Topic 815, is not applied until the entity's right to receive or retain the share-based noncash consideration is unconditional under ASC Topic 606. ASU 2025-07 is effective for all entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual periods. Early adoption is permitted, with transition applied on either a prospective or modified retrospective basis. The Company early adopted ASU 2025-07 in 2026 and applied the scope exception to the RxSight-Alcon Collaboration Agreement. Accordingly, none of the components were accounted for as an embedded derivative.

Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 amends the guidance in Accounting Standards Codification (“ASC”) 350-40 by modernizing the recognition and disclosure framework, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 also applies to ASC 350-50, “Intangibles-Goodwill and Other -Website Development Costs,” and is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company has not yet completed its assessment of the impact of ASU 2025-06 on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, (subtopic 220-40).” The update requires the disclosure of specific information related to certain costs and expenses, including amounts for inventory purchases, employee compensation, and depreciation and amortization included in each relevant expense caption presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has not yet completed its assessment of the impact of ASU 2024-03 on the Company’s consolidated financial statements.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$195,517	$(70)	$195,447

	As of December 31, 2025
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$208,126	$53	$208,179

All available-for-sale securities held as of June 30, 2026 and December 31, 2025 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Finished goods	$26,799	$21,635
Raw materials	8,157	8,341
Work-in-process	4,928	3,555
Total inventories, gross	39,884	33,531
Less: reserve for excess and obsolete inventory	(2,767)	(1,972)
Total inventories	$37,117	$31,559

At June 30, 2026 and December 31, 2025, finished goods included $7.6 million and $6.9 million of inventory held on consignment at customer sites, respectively.

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

	June 30,	December 31,
	2026	2025
Level 1 Assets:
Money market securities	$6,405	$15,025
U.S. Treasury securities	195,447	208,179
Total assets at fair value	$201,852	$223,204

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

2021 Plan

On July 28, 2021, the 2021 Plan was adopted and approved by the Board and stockholders. The 2021 Plan provides for the grant of incentive stock options to employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, RSUs, and PSUs to employees, directors, and consultants and subsidiary corporations’ employees and consultants. The number of shares of the Company’s common stock originally available for issuance under the 2021 Plan was equal to 6,989,665 shares of common stock.

The number of common shares reserved for issuance under the 2021 Plan will be increased automatically on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the ten year anniversary of the date the Board approved the 2021 Plan, by a number equal to the lesser of: (i) 7,260,406 shares of the Company's common stock; (ii) 4% of the outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine. The 2021 Plan is administered by the Board, or a duly authorized committee thereof. On January 1, 2026 and 2025, the number of shares available under the 2021 Plan increased by 1,649,680 and 1,617,128 shares of common stock, respectively, pursuant to this feature. As of June 30, 2026, the number of shares of the Company’s common stock available for future issuance and not subject to outstanding awards under the 2021 Plan was equal to 346,566 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of June 30, 2026, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 292,112 shares of common stock. The initial purchase period began on November 1, 2021.

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

Each share of common stock is entitled to one vote. Total shares of common stock reserved for future issuance consisted of the following:

	June 30,	December 31,
	2026	2025
Shares subject to stock options issued and outstanding under the 2021 Plan	6,541,928	6,556,728
Shares available for future issuance under the 2021 Plan	346,566	613,210
Restricted stock units issued under the 2021 Plan	2,503,703	813,199
Shares available for future issuance under 2021 ESPP	292,112	394,868
Total shares of common stock reserved	9,684,309	8,378,005

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

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans was classified in the accompanying condensed consolidated statements of operations and comprehensive (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,044	$2,155	$3,978	$3,963
Selling, general and administrative	4,740	5,722	10,081	10,435
Cost of sales	681	670	1,351	1,289
Total	$7,465	$8,547	$15,410	$15,687

Stock-Based Award Activity

Stock Options

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

A summary of the stock option activities for the six months ended June 30, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding as of December 31, 2025	6,556,728	$23.60	6.80
Granted	410,370	11.87
Exercised	(46,499)	4.20
Forfeited	(102,962)	29.33
Expired	(275,709)	16.84
Options outstanding as of June 30, 2026	6,541,928	22.97	6.52
Exercisable as of June 30, 2026	4,432,307	$21.25	5.58

As of June 30, 2026 and December 31, 2025, there were 2,109,621 and 2,307,812 unvested options, respectively. As of June 30, 2026 and December 31, 2025, total unrecognized expense related to unvested stock options was approximately $29.4 million and $43.5 million, respectively. Both amounts are expected to be recognized over a weighted average period of approximately 2.4 and 2.5 years, respectively.

As of June 30, 2026 and December 31, 2025 the intrinsic value of options vested was less than $0.1 million and $0.8 million, respectively, and of all options outstanding was less than $0.1 million and $1.2 million, respectively. During the six months ended June 30, 2026 and 2025, the total cash received from the exercise of stock options was $0.2 million and $2.1 million, respectively. During the six months ended June 30, 2026 and 2025, the total fair value less strike price of these options was $0.2 million and $4.2 million, respectively.

RSUs and PSUs

A summary of RSU and PSU activities for the six months ended June 30, 2026 is as follows:

	Number of RSUs	Number of PSUs	Total	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding as of December 31, 2025	812,227	—	812,227	25.82
Granted	1,374,737	662,847	2,037,584	6.26
Vested	(256,329)	—	(256,329)	20.66
Forfeited	(84,779)	(5,000)	(89,779)	22.26
RSUs and PSUs outstanding as of June 30, 2026	1,845,856	657,847	2,503,703	10.56

As of June 30, 2026, and December 31, 2025, total unrecognized expense related to non-vested RSUs and PSUs was approximately $20.3 million and $17.8 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years and 2.1 years, respectively.

During the six months ended June 30, 2026, the Company granted PSUs under the plan as follows:

•
The Company granted PSUs to certain executive officers that vest contingent upon achievement of certain TSR growth targets. The PSUs will vest in three years from the award date, subject to the achievement of market conditions during the three-year performance measurement period. The number of shares that may be earned can range from 0% to 200% of the target amount.
•
The Company granted PSUs to certain executive officers and other employees that vest contingent upon achievement of certain revenue targets in FY 2026. The PSUs will vest following FY 2026, subject to the achievement of the revenue targets during the one-year performance measurement period. The number of shares that may be earned can range from 0% to 100% of the target amount.
•
The Company granted PSUs to certain sales-based employees that vest contingent upon achievement of certain sales quota targets in FY 2026. The PSUs will vest following FY 2026, subject to the achievement of the sales quota targets during the one-year performance measurement period. The number of shares that may be earned can range from 0% to 100% of the target amount.

Fair Value Disclosure

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Six Months Ended June 30,
	2026		2025
	Range	Weighted Average	Range	Weighted Average
Expected volatility	72.0% to 73.0%	72.8%	52.0% to 70.0%	65.8%
Risk-free interest rate	3.6% to 4.1%	3.7%	3.7% to 4.8%	4.1%
Expected life (in years)	6.0 to 6.1 years	6.1 years	5.5 to 6.1 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$3.90 to $6.77	$6.31	$13.23 to $33.87	$28.12

The following table presents the assumptions used in the Monte Carlo simulation model to determine the grant-date fair value of the 2026 PSU awards with a market condition:

Six Months Ended June 30,
2026
Expected volatility	69.2%
Risk-free interest rate	3.3%
Grant date fair value	$12.14

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

As of June 30, 2026 the Company held five leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The five leases are for approximately 150,000 square feet in the aggregate and expire January 31, 2031. For one such operating lease, the lessor provided $1.1 million in tenant allowances.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in thousands):

		June 30,	December 31,
Leases	Classification	2026	2025

Assets
Operating	Operating leases right-of-use assets	$9,491	$9,959
Finance	Property and equipment, net	67	81
Total lease assets		9,558	10,040
Liabilities
Current
Operating	Lease liabilities	1,633	1,134
Finance	Lease liabilities	31	28
Noncurrent
Operating	Long-term lease liabilities	8,867	9,813
Finance	Long-term lease liabilities	49	65
Total lease liabilities		$10,580	$11,040

Maturities of the Company’s operating and finance lease liabilities as of June 30, 2026 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2026 (remainder)	$1,498	$20
2027	3,107	40
2028	3,178	35
2029	3,267	—
2030 and thereafter	3,375	—
Total lease payments	14,425	95
Less: imputed interest	(3,925)	(15)
Total lease liabilities	$10,500	$80

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of June 30, 2026 and December 31, 2025 were:

	June 30,	December 31,
Lease Term and Discount Rate	2026	2025
Weighted average remaining lease term (years)
Operating leases	4.57	5.08
Finance leases	2.35	2.85
Weighted average discount rate
Operating leases	14.4%	14.4%
Finance leases	14.4%	14.4%

Note 8 – Commitments and Contingencies

Legal Matters

The Company occasionally becomes involved in litigation arising in the normal course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the condensed consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At June 30, 2026 and December 31, 2025, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors. See “Legal Proceedings” in Part II, Item I of this Quarterly Report.

Note 9 – Subsequent Event

On July 13, 2026, the Company's Board of Directors (“Board”) appointed Aziz Mottiwala as President and Chief Executive Officer, effective as of his start date, July 20, 2026, succeeding Ron Kurtz, M.D., who had served in these roles since 2016. Effective upon Mr. Mottiwala's appointment, Dr. Kurtz transitioned to the role of Chief Medical Officer, and resigned from the Board; the Board appointed Mr. Mottiwala to fill the resulting vacancy as a Class II director.

In connection with his appointment, the Company entered into an employment agreement with Mr. Mottiwala providing for an annual base salary of $750,000, a target annual bonus of up to 90% of base salary (with a guaranteed 2026 bonus of $337,500), and new-hire equity awards with an aggregate grant-date value of $14.0 million, consisting of stock options valued at $2.0 million and restricted stock units valued at $12.0 million, issued under the Company's newly adopted 2026 Inducement Equity Incentive Plan. Mr. Mottiwala also entered into a Change in Control Severance Agreement providing for cash severance and equity acceleration upon a qualifying termination, with enhanced benefits if the termination occurs in connection with a change in control.

In connection with his transition to Chief Medical Officer, the Company entered into a Transition Agreement with Dr. Kurtz providing for continuation of his $740,000 annual base salary, a target bonus of up to 100% of base salary, retention bonus payments totaling up to $1,480,000 through mid-2028, and a future restricted stock unit award covering 500,000 shares, together with an amended Change in Control and Severance Agreement.

On July 1, 2026, the Company received the $60.0 million upfront cash payment from Alcon pursuant to the RxSight-Alcon Collaboration Agreement entered into on June 30, 2026.

As these events occurred subsequent to June 30, 2026, no related compensation charges have been reflected in the Company's condensed consolidated financial statements for the period then ended. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued.

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

We are a commercial-stage medical technology company dedicated to providing high quality customized vision to patients following cataract surgery. Our proprietary RxSight® Light Adjustable Lens system (“RxSight system”) is the first and only commercially available premium cataract technology that enables doctors to customize and optimize visual acuity for patients after surgery. The RxSight system is comprised of our RxSight Light Adjustable Lens® (“LAL®” and “LAL+®”, collectively the “LAL”), RxSight Light Delivery Device (“LDD™”), and related accessories. The LAL is a premium intraocular lens (“IOL”) made from the proprietary silicone-based photosensitive material that undergoes controlled changes in refractive power when exposed to specific ultraviolet (“UV”) light patterns generated by the LDD.

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

In contrast, with the RxSight system, the surgeon implants the LAL as they would in any other cataract procedure, determines refractive error with patient input several weeks following surgery and then uses the LDD to modify the LAL with the precise visual correction needed to achieve the patient’s desired vision outcomes. We believe our RxSight system provides doctors and patients with increased confidence and peace of mind by eliminating the high-stakes preoperative guesswork common to conventional premium IOLs and allowing patients to iterate their final vision characteristics with customized post-surgical adjustments. Currently, we primarily compete in the IOL market in the U.S. The LAL is a premium IOL which is partially reimbursable under Medicare, and in some cases by private payors. Premium IOLs are sold at a higher price point than conventional IOLs as they provide refractive vision correction, whereas conventional IOLs simply replace the natural lens with a clear lens (which is the standard for Medicare reimbursement). Our RxSight system is approved in the U.S. and in several foreign countries for improving uncorrected visual acuity by adjusting the LAL power to correct residual postoperative refractive error. We intend to seek additional approvals in the future to broaden our international presence. While we are growing our presence outside the U.S., we do not anticipate sales from these non-U.S. regions to be material to our consolidated results of operations in the foreseeable future.

We are a Delaware corporation headquartered in Aliso Viejo, California with two wholly owned subsidiaries located in Hong Kong (“RxSight, Hong Kong”) and in Amsterdam, Netherlands (“RxSight, Netherlands”). RxSight, Netherlands has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany (“RxSight, Germany”).

Our commercial efforts began in 2019, and have been primarily focused in the U.S., where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our sales efforts are concentrated on the approximately 4,000 U.S. cataract surgeons that perform approximately 60% of all premium IOL procedures. As of June 30, 2026, we have established a global installed base of 1,166 LDDs in ophthalmology practices and, since our inception through June 30, 2026, surgeons have implanted approximately 357,000 LALs.

We believe this business model provides an attractive and concentrated market opportunity addressable with a focused sales force. We intend to continue to make significant investments in our commercial organization. We believe selectively increasing the number of sales representatives, practice development personnel and clinical trainers will help facilitate further adoption of our products among existing customer accounts as well as broaden awareness of our products to new accounts. We plan to grow our business primarily by driving increased utilization of our LAL through heightened awareness of the superior clinical outcomes that our RxSight system provides patients. To continue strengthening our competitive position in the premium IOL market, our research and development activities are focused on programs that improve clinical outcomes, improve customer experience, expand our indications for use, reduce manufacturing costs and support lifecycle management.

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

Recent developments

•
Leadership Transition and Board Appointment. On July 13, 2026, our Board appointed Aziz Mottiwala as President and Chief Executive Officer, effective as of his start date of July 20, 2026, succeeding Ron Kurtz, M.D., who had served in these roles since 2016. Effective upon Mr. Mottiwala's appointment, Dr. Kurtz transitioned to the role of Chief Medical Officer and resigned from the Board. In addition, effective July 20, 2026, Mr. Mottiwala was appointed to the Board as a Class II director and his term of office will expire at our 2029 annual meeting of stockholders or until his successor is duly elected and qualified.
•
Adoption of the RxSight, Inc. 2026 Inducement Equity Incentive Plan. On July 13, 2026, the Board adopted the RxSight, Inc. 2026 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which we may from time to time make equity grants to new employees as a material inducement to their employment. The Board reserved 3,500,000 shares of our common stock for issuance under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Compensation Committee of the Board.
•
Updated Product Pipeline. On July 6, 2026, we announced certain product pipeline updates, including the following:
o
Next-generation LAL, designed to deliver best-in-class visual quality and optical clarity, with post-operative refractive optimization to consistently achieve targeted visual outcomes;
o
Next-generation LAL+, designed to improve intermediate vision for everyday activities while preserving high-quality optical performance, with adjustability enabling precise refractive targeting; and
o
LAL Toric, designed with built-in astigmatism correction, while still enabling post-operative refinement of residual sphere and cylinder to maximize uncorrected visual acuity.
•
RxSight-Alcon Collaboration Agreement. On June 30, 2026, we entered into a License, Collaboration and Development Agreement (the “RxSight-Alcon Collaboration Agreement”) with Alcon Pharmaceuticals, Ltd (“Alcon”), pursuant to which we will collaborate with Alcon to develop and commercialize light-adjustable versions of certain Alcon simultaneous vision intraocular lenses (“SVIOLs”) by incorporating RxSight Light Adjustable Technology™. For more information regarding the RxSight-Alcon Collaboration Agreement, see (i) Note 1 to our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this report and (ii) Item 1.01 of our Current Report on Form 8-K filed with the SEC on July 6, 2026, which is incorporated herein by reference.

Key business metrics

We regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

Our results are influenced by several key factors, including: (i) our LDD installed base; (ii) the utilization of that installed base for LAL procedures, measured by the number of LALs implanted per installed LDD; (iii) product mix between LALs and LDDs, which affects our overall gross margins; (iv) manufacturing cost trends; and (v) seasonal and external factors that may affect cataract surgery volumes, including, among other things, competition (including the effect of recent competitive trialing activity associated with new product launches), physician reimbursement trends, and consumer sentiment which affects procedure timing. We believe the number of LDDs installed and LALs implanted are the strongest indicators of the adoption of our technology and our ability to generate revenue. We monitor average monthly utilization, which we define as the number of LALs implanted during a quarter divided by the LDD installed base at the end of the prior quarter. This fluctuates due to seasonality, practice ramp, and external disruptions (including severe weather events).

	2026		2025
	Q2	Q1	Q4	Q3	Q2	Q1
LDDs Sold	11	20	25	25	40	73
Installed Base at End of Period (1)	1,166	1,154	1,134	1,109	1,084	1,044

(1) Installed base at end of period includes LDDs placed with customers under rental arrangements.

	2026		2025
	Q2	Q1	Q4	Q3	Q2	Q1
LALs Sold	24,917	27,472	28,611	26,045	27,380	27,579

During the quarter ended June 30, 2026, we sold 11 LDDs and placed 1 LDD on rental, a decrease of 28 units from 40 LDDs sold during the quarter ended June 30, 2025, due to slower LDD placements. LAL sales decreased by 2,463 when compared to the quarter ended June 30, 2025, primarily driven by fewer LALs being used in cataract surgeries.

Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control. Seasonality may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.

Components of results of operations

Product Sales

Our sales consist of LALs used in cataract surgeries, the LDDs for delivering light to the LALs to adjust the lens post-surgery, as needed, and service and accessories. Revenue is derived from sales of products mainly in the U.S. and select international markets. Customers are primarily comprised of ophthalmic practices (LDD sales) and ambulatory surgery centers (LAL sales). Following several years of rapid growth, sales moderated in 2025 and continued to decline through the second quarter of 2026, however, we expect our commercial realignment initiatives to position the company for renewed revenue growth. We plan to drive continued expansion by supporting existing practices and strategically expanding our LDD installed base and helping new adopters in achieving early success and sustained long-term growth.

In the U.S., LALs are held at customer sites on consignment. Revenue is recognized for LALs upon customer notification that the LALs have been implanted in a patient. Outside the U.S., generally, LALs are held at distributor sites and distributor customer locations, with revenue recognized for LALs upon the distributor notification that the LALs have been implanted in a patient or upon shipment to the distributor.

Our LDD contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. Revenue for the LDD capital asset is recognized at a point in time either at installation and acceptance or upon shipment to our international distributors. Revenue for training is also recorded at a point in time, generally 60 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12-36 months. After the first year, service contracts can be purchased separately on a standalone basis. Revenue for such service agreements will be recognized ratably over the term of each contract.

Collaboration Revenue

We accounted for the RxSight-Alcon Collaboration Agreement under ASC Topic 606 and ASC Topic 808. We identified the following performance obligations under the agreement; (a) a license of our intellectual property; (b) Phase I Feasibility and Phase II Regulatory Activities required to achieve project milestones; and (c) material rights related to the commercial supply of Collaboration Products. We expect to satisfy the feasibility and regulatory performance obligations over an estimated development period of several years, and the material rights will be satisfied upon exercise or expiration.

At inception, the transaction price was $10.0 million, consisting of the non-refundable portion of the $60.0 million upfront payment. The remaining $50.0 million of the upfront payment is refundable if the agreement is terminated within the first 120 days of the effective date.

The transaction price excludes (i) potential milestone payments and (ii) sales-and usage-based royalties. The milestone payments represent variable consideration that is fully constrained under ASC 606-10-32-11 through 32-13, because achievement of the underlying feasibility and regulatory milestones is contingent on factors outside our control and it is not probable that a significant reversal of cumulative revenue would not occur. The royalties are excluded under the sales-and usage-based royalty exception in ASC 606-10-55-65 and will be recognized as the related sales or usage occur. We will reassess the estimate of constrained consideration at each reporting date, and amounts will be included in the transaction price when it becomes probable that a significant revenue reversal will not occur.

We have elected the optional exemptions in ASC 606-10-50-14 and 50-14A and therefore does not disclose the value of the remaining performance obligations for (i) variable consideration allocated to wholly unsatisfied performance obligations and (ii) consideration in the form of sales- and usage-based royalties.

We allocated the $10.0 million transaction price to the identified performance obligations based on their relative standalone selling prices. The standalone selling price of the license was estimated using a discounted cash flow analysis reflecting forecasted revenues, development timelines and expenses, discount rates, and probabilities of feasibility and regulatory success. The standalone selling price of the Feasibility and Regulatory Activities was estimated based on forecasted costs over the expected development period.

• Licensed Intellectual Property — For licensed intellectual property that is distinct from other performance obligations, We recognize the upfront license fee and any milestone payments allocated to the license when the license is transferred and the licensee is able to benefit from it. We determined that Alcon could benefit from the license at the time it was granted; accordingly, the related performance obligation was satisfied at a point in time.

• Project Activities — At inception of an arrangement that includes milestone-based payments, We evaluated whether each milestone is probable of being achieved and estimates the amount to include in the transaction price using the most-likely-amount method, subject to the constraint. Because achievement of the milestones is not within our control, we recognize the associated consideration when the milestone is probable of being achieved.

• Material Rights to Product Supply — When a contract grants the customer an option to acquire additional goods or services at a price other than their standalone selling price, We assesses whether the option represents a material right. Material rights are accounted for as separate performance obligations, with revenue recognized when the right is exercised or expires.

During the second quarter of 2026, we recorded a receivable for the full $60.0 million upfront payment (subsequently received on July 1, 2026). Of the $10.0 million initial transaction fee, $6.5 million was allocated to the license of intellectual property and recognized as revenue on the effective date of the agreement, and the remaining $3.5 million was allocated to the other performance obligations and recorded as deferred revenue in our condensed consolidated balance sheet as of June 30, 2026. The remaining $50.0 million is recorded as a refund liability and is not included in the transaction price.

For the three and six months ended June 30, 2026 and 2025, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales:
LDD (including training)	$1,341	$5,134	$3,692	$14,524
LAL	24,497	27,006	51,534	54,192
Service warranty, service contracts, and accessories	1,403	1,497	2,908	2,815
Total product sales	27,241	33,637	58,134	71,531

License and collaboration revenue	6,500	—	6,500	—
Total contract revenue	6,500	—	6,500	—
Total revenue	$33,741	$33,637	$64,634	$71,531

Product cost of sales

Product cost of sales consist of materials, labor and manufacturing overhead internally to produce our products as well as the cost of shipping and handling. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations management and stock-based compensation. Product cost of sales also includes depreciation expense for production equipment and certain direct costs such as shipping costs. Shipping costs billed to customers are included in sales. As we grow our revenue, we expect product cost of sales to increase in absolute dollars reflecting the higher volume of products sold.

We calculate product gross margin as product gross profit divided by product sales. Product gross profit represents product revenue less product cost of sales. Our product gross margin has been and will continue to be affected by a variety of factors, including average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. Our product gross margin could fluctuate from quarter to quarter as we introduce new products, increase or decrease units of production for both the LDD and LAL and as we adopt new manufacturing processes and technologies.

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

Research and development expenses

Research and development expenses consist of expenses incurred in performing research and development and engineering activities for new products and technology, clinical studies and regulatory submissions and compliance. The expenses include personnel-related expenses, including wages, incentive bonuses, stock-based compensation and benefits, costs incurred at clinical trial sites, regulatory and manufacturing engineering costs, including those related to various laboratory and research equipment and supplies, expense of pre-approved inventory utilized for clinical trial and research purposes, costs incurred in the development of manufacturing processes in excess of capitalizable value, fees paid to consultants and contract clinical organizations and direct FDA related costs and costs related to FDA premarket approval submission preparation. Research and development expenses are expensed as incurred. We expect research and development expenses to increase substantially in future periods as we incur additional costs associated with the development of the Collaboration Products under the RxSight-Alcon Collaboration Agreement. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trials and registries and other related activities.

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

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Revenue:
Product sales	$27,241	$33,637	$(6,396)	(19.0)%
License and collaboration revenue	6,500	—	6,500	100.0
Total revenue	33,741	33,637	104	0.3
Costs and expenses:
Cost of sales	7,855	8,447	(592)	(7.0)
Selling, general and administrative	30,419	28,976	1,443	5.0
Research and development	9,237	10,217	(980)	(9.6)
Total costs and expenses	47,511	47,640	(129)	(0.3)
Loss from operations	(13,770)	(14,003)	233	(1.7)
Other income (expense), net:
Interest expense	(3)	(5)	2	(35.4)
Interest and other income	1,764	2,254	(490)	(21.8)
Loss before income taxes	(12,009)	(11,754)	(255)	2.2
Income tax expense	88	32	56	175.4
Net loss	$(12,097)	$(11,786)	$(311)	2.6%
Other comprehensive loss
Unrealized loss on short-term investments	(5)	(146)	141	(96.8)
Foreign currency translation gain	13	14	(1)	(6.4)
Total other comprehensive gain (loss)	8	(132)	140	(106.6)
Comprehensive loss	$(12,089)	$(11,918)	$(171)	1.4%

Revenue

Total revenue for the three months ended June 30, 2026, was $33.7 million, an increase of $0.1 million, or 0.3%, compared to $33.6 million for the three months ended June 30, 2025. Product sales decreased by $6.4 million, or 19.0%, to $27.2 million for the three months ended June 30, 2026, from $33.6 million for the three months ended June 30, 2025. The decrease in product sales was primarily due to lower unit sales of both LDDs and LALs, reflecting, among other things, increased competition in the IOL market, including recent widespread competitive trialing activity for new product launches. Collaboration revenue was $6.5 million for the three months ended June 30, 2026, which relates to the upfront licensing fee for our LAL intellectual property.

Cost of Sales

Cost of sales decreased by $0.6 million, or 7.0%, to $7.9 million for the three months ended June 30, 2026, from $8.4 million for the three months ended June 30, 2025, primarily due to the decreased number of LDDs and LALs sold during the period as compared to the same period in the prior year. Product gross margin decreased to 71.2% in the three months ended June 30, 2026, from 74.9% for the three months ended June 30, 2025. The decrease is primarily due to higher-cost inventory and higher inventory-related costs.

SG&A expenses

SG&A expenses increased by $1.4 million, or 5.0%, to $30.4 million for the three months ended June 30, 2026, from $29.0 million for the three months ended June 30, 2025. This increase was primarily attributable to higher professional services fees of approximately $3.3 million, partially offset by lower clinical and regulatory expenses of $1.2 million as a significant number of projects concluded in late 2025, and lower stock based compensation expense of approximately $1.0 million primarily driven by the recent departures of certain company executives.

Research and development expenses

Research and development expenses decreased by $1.0 million, or 9.6%, to $9.2 million for the three months ended June 30, 2026, from $10.2 million for the three months ended June 30, 2025. This decrease was primarily attributable to lower compensation and other employee-related costs of approximately $0.9 million primarily driven by reduced headcount as well as allocations of certain employees to manufacturing during the second quarter of 2025.

Other income (expense), net

Other income (expense), net, decreased by $0.5 million to income of $1.8 million for the three months ended June 30, 2026, compared to income of $2.3 million for the three months ended June 30, 2025. The decrease was primarily due to lower cash and short-term investment balances.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 together with the dollar increase or decrease and percentage change in those items:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Revenue:
Product sales	$58,134	$71,531	$(13,397)	(18.7)%
License and collaboration revenue	6,500	—	6,500	100.0
Total revenue	64,634	71,531	(6,897)	(9.6)
Costs and expenses:
Cost of sales	15,250	18,013	(2,763)	(15.3)
Selling, general and administrative	62,274	57,611	4,663	8.1
Research and development	18,709	20,584	(1,875)	(9.1)
Total costs and expenses	96,233	96,208	25	—
Loss from operations	(31,599)	(24,677)	(6,922)	28.1
Other income (expense), net:
Interest expense	(6)	(11)	5	(45.8)
Interest and other income	3,718	4,762	(1,044)	(21.9)
Loss before income taxes	(27,887)	(19,926)	(7,962)	40.0
Income tax expense	94	50	44	88.6
Net loss	$(27,981)	$(19,976)	$(8,006)	40.1%
Other comprehensive loss
Unrealized loss on short-term investments	(125)	(303)	178	(58.7)
Foreign currency translation gain	13	20	(7)	(34.9)
Total other comprehensive loss	(112)	(283)	171	(60.4)
Comprehensive loss	$(28,093)	$(20,259)	$(7,834)	38.7%

Revenue

Total revenue for the six months ended June 30, 2026, was $64.6 million, a decrease of $6.9 million, or 9.6%, compared to $71.5 million for the six months ended June 30, 2025. The decrease was primarily driven by reduced product sales of $13.4 million, or 18.7%, to $58.1 million for the six months ended June 30, 2026, from $71.5 million for the six months ended June 30, 2025. The decrease in product sales was primarily due to lower unit sales of both LDDs and LALs, reflecting, among other things, increased competition in the IOL market, including recent widespread competitive trialing activity for new product launches. The overall decrease in total revenue was partially offset by contract revenues from the RxSight-Alcon Collaboration Agreement of $6.5 million, which relate to the upfront licensing fee for our LAL intellectual property.

Cost of sales

Cost of sales decreased by $2.8 million, or 15.3%, to $15.3 million for the six months ended June 30, 2026 from $18.0 million for the six months ended June 30, 2025, primarily due to the decrease in the number of units sold during the period as compared to the same period in the prior year. Product gross margin decreased to 73.8% in the six months ended June 30, 2026, from 74.8% for the six months ended June 30, 2025, primarily due to higher-cost inventory and higher inventory-related costs.

SG&A expenses

SG&A expenses increased by $4.7 million, or 8.1%, to $62.3 million for the six months ended June 30, 2026, from $57.6 million for the six months ended June 30, 2025. This increase was primarily attributable to higher professional services fees of $6.7 million. Additional increases were due to higher compensation and other employee-related costs of $1.7 million and higher office and other expenses of $0.2 million. These increases were partially offset by lower clinical and regulatory expenses of $3.1 million as most projects concluded in late 2025 and lower marketing and customer acquisition expenses of $0.5 million.

Research and development expenses

Research and development expenses decreased by $1.9 million, or 9.1%, to $18.7 million for the six months ended June 30, 2026, from $20.6 million for the six months ended June 30, 2025. This decrease was primarily due to lower compensation and other employee-related costs of $3.2 million, primarily driven by reduced headcount and allocations of certain employees to manufacturing during the second quarter of 2025, which were partially offset by higher professional services fees of $0.3 million and higher research and development project expenses of $0.9 million.

Other income (expense), net

Other income (expense), net, decreased by $1.0 million to income of $3.7 million for the six months ended June 30, 2026, as compared to income of $4.7 million for the six months ended June 30, 2025. The decrease was primarily due to lower cash and short-term investment balances.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $208.8 million. For the six months ended June 30, 2026, and 2025, our losses from operations were $31.6 million and $24.7 million, respectively.

Funding requirements

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our international expansion;
•
our sales levels and our sales and marketing activities;
•
the terms and timing of any collaborative, licensing or other arrangements that we have or may establish, including the RxSight-Alcon Collaboration Agreement;
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

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Six Months Ended June 30,
	(unaudited)
	2026	2025
Net cash (used in) provided by:
Operating activities	$(20,429)	$(13,208)
Investing activities	13,500	35,507
Financing activities	326	1,330
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	6	20
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,597)	$23,649

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2026, was $20.4 million, consisting primarily of a net loss of $28.0 million and a change in operating assets and liabilities of $7.4 million, partially offset by non-cash stock-based compensation of $15.4 million and depreciation and amortization of $1.8 million.

Net cash used in operating activities for the six months ended June 30, 2025, was $13.2 million, consisting primarily of a net loss of $20.0 million and a change in operating assets and liabilities of $7.2 million, partially offset by non-cash stock-based compensation of $15.7 million and depreciation and amortization of $1.6 million.

Cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2026, was $13.5 million, consisting of net maturities of short-term investments of $16.2 million and was partially offset by purchases of property and equipment of $2.7 million.

Net cash provided by investing activities for the six months ended June 30, 2025, was $35.5 million, consisting of net maturities of short-term investments of $37.6 million and was partially offset by purchases of property and equipment of $2.1 million.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2026, was $0.3 million, consisting of proceeds from issuance of common stock from stock option exercises of $0.8 million, partially offset by tax payments for employee stock compensation of $0.5 million.

Net cash provided by financing activities for the six months ended June 30, 2025, was $1.3 million, consisting of proceeds from issuance of common stock from stock option exercises of $2.7 million, partially offset by tax payments for employee stock compensation of $1.4 million.

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

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 25, 2026. Other than as set forth below, there have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2026.

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

Uncertain macroeconomic conditions including recent inflationary pressures and tariffs have created significant uncertainty in the U.S. economy and capital markets, which may continue through the remainder of 2026 and beyond and could negatively impact our financial results and liquidity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk is the potential loss arising from the adverse changes in market rates and prices.

Interest Fluctuation Rate Risk

We had cash and cash equivalents and short-term investments of $208.8 million as of June 30, 2026, which consisted of $195.4 million in highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) change in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2026 and December 31, 2025. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the quarter ended June 30, 2026 or June 30, 2025.

Foreign Currency Exchange Risk

As of June 30, 2026, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Actions

On July 22, 2025, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its officers, captioned Makaveev v. RxSight, Inc., et al., No. 8:25-cv-01596. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding demand for our products and financial guidance. On September 16, 2025, a related putative securities class action complaint was filed in the U.S. District Court for the Central District of California against us and certain of our officers, captioned Gémesi v. RxSight, Inc., et al., No. 25-cv-02093. On October 6, 2025, the court entered an order consolidating the Makaveev and Gémesi actions, appointing a lead plaintiff and approving selection of lead counsel, and re-captioning the case as In re RxSight Securities Litigation, No. 8:25-cv-01596-FWS-KES. A consolidated, amended complaint was filed on December 12, 2025. Defendants’ motion to dismiss was filed on February 13, 2026. On May 21, 2026, the Court issued an order denying Defendants' motion to dismiss. On June 9, 2026, Defendants filed their answer to the amended complaint. The plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

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

Risks related to the RxSight-Alcon Collaboration Agreement:

•
We are dependent on our collaboration with Alcon for the development and commercialization of products under the RxSight-Alcon Collaboration Agreement, and we have limited control over Alcon’s performance under the collaboration.
•
A substantial portion of the payments contemplated by the RxSight-Alcon Collaboration Agreement is contingent, and the agreement may be terminated before we realize its anticipated benefits.
•
The RxSight-Alcon Collaboration Agreement requires us to prioritize the collaboration and development contemplated by the RxSight-Alcon Collaboration Agreement and restricts our ability to develop and commercialize certain competing products and may require us to repay a portion of the amounts we receive from Alcon.

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

While sales declined in 2025 and in the first half of 2026 following several years of rapid growth, we have implemented changes in our sales organization in an effort to return to revenue growth in absolute dollars. In order to increase LAL use at our current customers, we recently realigned our commercial structure by unifying our LAL sales and clinical support personnel into a single Customer Success Organization. Each team within the Customer Success Organization is responsible for a defined group of doctors and practices, overseeing customer experience from initial onboarding through ongoing efforts to drive long-term utilization growth. Our LDD sales team remains focused on acquiring new high-potential accounts, which are subsequently transitioned to the Customer Success Organization for clinical support, education, and to maximize long-term utilization and growth and LAL use.

These factors also make it difficult for us to forecast our financial performance and growth, and such forecasts are subject to a number of uncertainties, including our ability to successfully develop additional products that add functionality, reduce the cost of products sold, and broaden our commercial portfolio offerings and our ability to obtain the required regulatory approvals and clearances under applicable law both domestically and internationally, including FDA 510(k) clearance or pre-market approval (“PMA”), to successfully commercialize, market and sell, our planned or future products in the U.S. or in international markets. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have a history of net losses, and we expect to continue to incur losses in the future. If we ever achieve profitability, we may not be able to sustain it.

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $48.2 million and $36.9 million for the years ended December 31, 2025 and 2024, respectively, and $31.6 million for the six months ended June 30, 2026. As a result of these losses, as of June 30, 2026, we had an accumulated deficit of $689.0 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products.

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

As of June 30, 2026 and December 31, 2025, we had $208.8 million and $228.1 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, there is no assurance you that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. There is no assurance you that we will be able to generate sufficient liquidity as and when needed.

We are dependent on our collaboration with Alcon for the development and commercialization of the Collaboration Products, and we have limited control over Alcon’s performance under the collaboration.

In June 2026, we entered into a License, Collaboration and Development Agreement (the “RxSight-Alcon Collaboration Agreement”) with Alcon Pharmaceuticals, Ltd (“Alcon”), pursuant to which we agreed to collaborate with Alcon to develop and commercialize light-adjustable versions of certain Alcon simultaneous vision intraocular lenses that incorporate our Light Adjustable Technology™ (the “Collaboration Products”). Under the RxSight-Alcon Collaboration Agreement, Alcon is responsible for commercializing the Collaboration Products, subject to our right to co-promote upon the occurrence of certain triggering events, and following regulatory approval and payment of the applicable milestone, Alcon has agreed to use commercially reasonable efforts to launch each Collaboration Product in the U.S. within a specified period. As a result, the commercial success of the Collaboration Products will depend to a significant extent on Alcon rather than on us.

The efforts and resources that Alcon devotes to the collaboration are largely outside of our control, and Alcon’s obligations may be difficult for us to monitor or enforce. Alcon is a large, diversified ophthalmic company with a broad portfolio of intraocular lenses, including products that may compete with the Collaboration Products, and Alcon may have strategic, financial, or commercial priorities that differ from ours. Alcon may determine the pricing, positioning, promotion, timing, and scope of any launch or commercialization of the Collaboration Products in ways that do not maximize, or that reduce, the royalties and other payments we may receive. In addition, Alcon could undergo a change of control, business combination, or shift in strategic focus that diverts resources away from the collaboration or creates competing priorities.

If Alcon does not perform its obligations as we expect, does not devote sufficient resources to the development or commercialization of the Collaboration Products, elects not to continue the collaboration at the points at which it has discretion to do so, or if a dispute arises between us and Alcon regarding our respective rights and obligations, the anticipated benefits of the collaboration may not be realized, may be delayed, or may cost more than we expect. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of the payments contemplated by the RxSight-Alcon Collaboration Agreement is contingent, and the agreement may be terminated before we realize its anticipated benefits.

Although Alcon paid us a $60 million upfront payment in connection with executing the RxSight-Alcon Collaboration Agreement, a significant portion of the additional consideration contemplated by the agreement is contingent on future events, and certain of the most significant payments are payable only at Alcon’s election. Alcon has the option, but is not obligated, to make a $70 million Feasibility Milestone Payment upon completion of feasibility activities and achievement of specified technical criteria for the first Collaboration Product, and a $40 million Approval Milestone Payment upon regulatory approval of the first Collaboration Product. If Alcon elects not to make either payment, the RxSight-Alcon Collaboration Agreement will terminate, subject to our retaining certain reversionary rights with respect to the Collaboration Products under specified conditions. The remaining $30 million milestone is payable only upon our first submission to the FDA for regulatory approval of the first Collaboration Product, which is itself subject to substantial development and regulatory risk.

The RxSight-Alcon Collaboration Agreement is also subject to termination in a number of circumstances that could prevent us from realizing its anticipated value. The agreement may be terminated by mutual agreement of the parties, and if a mutual termination occurs within the first 120 days following the effective date, we would forfeit a majority or all of the upfront payment. Either party may terminate the agreement for material safety reasons, the other party’s insolvency or violation of applicable law, or an uncured material breach. Following an initial term measured from regulatory approval of the first Collaboration Product, the agreement is subject to automatic renewal, but Alcon may elect not to renew for any reason, whereas our right to decline renewal is limited to circumstances in which Alcon fails to meet specified sales volumes during a defined period.

As a result of the contingent nature of these payments and the termination and non-renewal provisions described above, we may never receive a substantial portion of the payments contemplated by the RxSight-Alcon Collaboration Agreement, and the payments we do receive may be materially lower, or realized materially later, than we currently anticipate. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

The RxSight-Alcon Collaboration Agreement restricts our ability to develop and commercialize certain competing products and may require us to repay a portion of the amounts we receive from Alcon.

The RxSight-Alcon Collaboration Agreement imposes restrictions on our ability to pursue certain products that we might otherwise choose to develop, manufacture, or commercialize. During the development phase of the Collaboration Products, we are obligated to prioritize the collaboration and development activities contemplated by the agreement, and we are restricted from developing, manufacturing, or commercializing certain defined types of hybrid-material simultaneous vision intraocular lenses that may compete with the Collaboration Products. These restrictions could prevent or delay us from pursuing independent product opportunities, including opportunities that could be more profitable to us than the collaboration or that could better position us against competitors, and could divert our research, development, and manufacturing resources toward the collaboration and away from other programs.

Following the development phase, if we elect, in our discretion, to develop or manufacture certain defined types of competing hybrid-material simultaneous vision intraocular lenses, we would become subject to adverse economic consequences under the agreement. These consequences include a reduction in the royalties payable to us by 60% or more, a suspension of Alcon’s minimum royalty obligations upon commercialization of such products, and, under certain circumstances, an obligation to reimburse Alcon for a portion of the upfront and milestone payments previously received, ranging from a low double-digit to a high double-digit percentage depending on the timing of our commercial release of such products.

The prospect of these consequences may effectively deter us from developing or commercializing competing products even in circumstances where doing so would otherwise be in our commercial interest, and any obligation to reimburse Alcon for previously received payments could arise at a time when we have already deployed those funds, which could have a material adverse effect on our liquidity, business, financial condition and results of operations.

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
•
Ease-of-use and reliability;
•
Economic benefits and cost savings to physicians and patients, including those resulting from free or inexpensive products distributed as part of competitive trialing, even if temporary;
•
Strength of clinical evidence;
•
Effective distribution and marketing to surgeons and potential patients; and
•
Product price and qualification for coverage and reimbursement.
•
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

50

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

Our collaboration with Alcon, and any collaboration or partnership arrangements that we may enter into in the future, may not be successful, which could adversely affect our ability to develop and commercialize our products.

In June 2026, we entered into the RxSight-Alcon Collaboration Agreement, and we may enter into additional collaboration or partnership arrangements in the future. Our existing collaboration with Alcon and any future collaborations may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

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

51

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

53

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

For example, as previously disclosed, in May, 2024, an unauthorized actor targeted the personal cell phone number of an RxSight employee. The unauthorized actor obtained unauthorized access to the employee’s cloud-based work account and to e-mails and files that were accessible from that account. We discovered the incident on the same day and were able to prevent interruption of our information systems, and they remained operational during this unauthorized access. This incident did not have a material impact on our operations, financial systems, or financial condition. However, there can be no assurance that a similar incident would not have a future material impact on our operations, financial systems, or financial condition and we remain subject to various risks due to the incident.

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

Despite the implementation of security measures in our efforts to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., hosting), contractors and consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as the ongoing conflicts in the Middle East and between Ukraine and Russia) and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in recent years. Our employees generally work in a hybrid model in our offices and from home, and we may need to adjust our working model from time to time. As a result, we have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines.

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

As of December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) of approximately $376.7 million, some of which will begin to expire in various years ranging from 2025 to 2037. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but beginning after December 31, 2020 the deductibility of such federal NOLs, is generally limited to 80% of the current year taxable income. Various states may conform to the Tax Act, as modified by the CARES Act, to different extents.

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

Our success depends in large part on our ability to obtain, maintain, protect and enforce patent and other intellectual property protection in the U. S. and other countries with respect to our products and technology we develop. If we fail to obtain, maintain, protect and enforce our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, this could arise if the research resulting in certain of our owned or in-licensed patent rights and technology was funded in part by the U.S. government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the U.S. The U.S. government has released a draft framework and recently taken actions to indicate closer review of patents resulting from government funding for compliance with the Bayh-Dole Act, which if found noncompliant, may be used by an agency to authorize the government exercise its march-in rights for public comments, and as such, the framework for deciding when march-in rights are exercised may change. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

Because we rely on third parties to supply components, raw materials, chemicals and other supplies to manufacture our RxSight system, and any future products, and we expect to collaborate with third parties on the continuing development of our RxSight system, and any future products, we must, at times, share trade secrets with them. We also expect to conduct R&D programs that may require us to share trade secrets under the terms of our partnerships or agreements with contract research organizations (“CROs”). We seek to protect our proprietary technology in part by entering into agreements containing confidentiality and use restrictions and obligations with our advisors, employees, contractors, contract manufacturing organizations (“CMOs”), CROs, other service providers and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

Even if we believe a third party’s intellectual property claims are without merit, there is no assurance that a court would find in our favor, including on questions of infringement, validity, enforceability or priority of patents. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. A court of could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any products or technology we may develop, and any other products or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court would invalidate the claims of any such U.S. patent. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

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

We have entered into, and in the future, we may enter into additional agreements involving licenses or collaborations that provide for access or sharing of intellectual property. If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our current and future products.

We currently (such as the RxSight-Alcon Collaboration Agreement), and in the future may continue to, license from third parties certain intellectual property relating to our current and future products. In the event we do so, we may have certain obligations to such licensors. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology.

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

76

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

Further, under the current leadership at the HHS, agency reorganization, departure of high-profile regulators at the FDA, and reduction in force (RIF) initiative, or layoffs, may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, President Trump issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

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

If we do not remain in material compliance with the QMSR, or if the FDA, CDPH, or any applicable notified body in the European Union or United Kingdom inspects any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our products, which would harm our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and accordingly, our financial operations. There is no assurance that the ACA, as currently enacted or as amended in the future, will not harm our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

87

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

89

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through August 1, 2026, our common stock has traded at a low of $4.48 and a high of $66.54 on the Nasdaq Global Market. The stock market in general can experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these certain companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

•
announcement of our results of operations and updates regarding our business, including financial and operational guidance;
•
research published by securities or industry analysts about our business and prospects;

97

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

As of June 30, 2026, we had 41,585,381 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

100

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

Scott Gaines - Consulting Termination

On July 17, 2026, Systemize Partners, LLC (“Systemize Partners”) terminated the consulting agreement by and between the Company and Systemize Partners, pursuant to which Scott Gaines, a former employee and executive officer, was providing services to the Company.

Resignation of Raymond Cohen as Director

On August 1, 2026, Raymond Cohen resigned as a member of the Board and all committees of the Board, effective immediately. Mr. Cohen’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report unless otherwise stated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1*+	Employment Letter, by and between the Registrant and Aziz Mottiwala, dated July 13, 2026.
10.2*+	Change in Control Severance Agreement, by and between the Registrant and Aziz Mottiwala, dated as of July 13, 2026.
10.3*#	Collaboration Agreement, dated June 30, 2026, by and between the Registrant and Alcon Pharmaceuticals, Ltd.
10.4*+	Consulting Agreement, dated June 1, 2026, by and between the Registrant and Systemize Partners, LLC.
10.5*+	Amendment to Change in Control and Severance Agreement, dated April 17, 2026, by and between the Registrant and Ron Kurtz.
10.6*+	Transition Employment Letter Agreement, dated July 13, 2026, by and between the Registrant and Ron Kurtz.
10.7*+	Amended and Restated Change in Control Severance Agreement, dated July 13, 2026, by and between the Registrant and Ron Kurtz.
10.8+	RxSight, Inc. 2026 Inducement Equity Incentive Plan.	S-8	333-297654	Exhibit 4.2	July 23, 2026
10.9+	Form of 2026 Inducement Equity Incentive Plan Stock Option Agreement.	S-8	333-297654	Exhibit 4.3	July 23, 2026
10.10+	Form of 2026 Inducement Equity Incentive Plan Restricted Stock Unit Agreement.	S-8	333-297654	Exhibit 4.4	July 23, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as

Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

* Filed herewith

+ Indicates a management contract or compensatory plan or arrangement.

# Portions of the exhibit were omitted pursuant to Regulation S-K Item 601(b)(10). The Registrant agrees to furnish to the SEC a copy of any omitted portions of the exhibit upon request.

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

RxSight, Inc.

Date: August 5, 2026	By:	/s/ Aziz Mottiwala
Aziz Mottiwala
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Mark Wilterding
Mark Wilterding
Chief Financial Officer
(Principal Financial and Accounting Officer)

