Form 10-Q
period 2026-09-30
RxSight, Inc.
filed 2026-11-03
CIK 1111485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 41,929,222 shares of common stock, $0.001 par value per share, outstanding.

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
•
our plan to drive continued expansion by supporting existing practices and helping new adopters in achieving early success and sustained long-term growth;
•
our estimates of expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;
•
our plans for the growth of our business and our organization, including with respect to new geographic markets;
•
potential cash payments, including milestone payments and royalties, that we may be entitled to receive pursuant to our collaboration with Alcon Pharmaceuticals, Ltd. (“Alcon”) in connection with the development of the Collaboration Products (defined below);
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

3

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

Item 1. Financial Statements (Unaudited)

RxSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,717	$19,949
Short-term investments	187,966	208,179
Accounts receivable, net	16,998	23,383
Inventories	39,593	31,559
Prepaid and other current assets	3,530	4,389
Total current assets	314,804	287,459
Property and equipment, net	14,649	13,056
Operating leases right-of-use assets	9,246	9,959
Restricted cash	750	750
Other assets	969	590
Total assets	$340,418	$311,814
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,423	$5,296
Accrued expenses and other current liabilities	15,189	16,274
Deferred revenue, current	4,496	3,521
Lease liabilities	1,844	1,162
Refund liability	50,000	—
Total current liabilities	74,952	26,253
Long-term lease liabilities	8,476	9,878
Deferred revenue, noncurrent	2,079	—
Total liabilities	85,507	36,131
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value, 900,000,000 shares authorized, 41,927,222 shares issued and outstanding as of September 30, 2026 and 41,242,005 shares issued and outstanding as of December 31, 2025	42	41
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025		—
Additional paid-in capital	960,213	936,628
Accumulated other comprehensive (loss) income	(100)	53
Accumulated deficit	(705,244)	(661,039)
Total stockholders' equity	254,911	275,683
Total liabilities and stockholders' equity	$340,418	$311,814

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product sales	$24,546	$30,340	$82,680	$101,871
License and collaboration revenue	40	—	6,540	—
Total revenue	24,586	30,340	89,220	101,871
Costs and expenses:
Cost of sales	6,487	6,113	21,738	24,125
Selling, general and administrative	27,404	27,345	89,678	84,956
Research and development	9,213	9,060	27,922	29,644
Total costs and expenses	43,104	42,518	139,338	138,725
Loss from operations	(18,518)	(12,178)	(50,118)	(36,854)
Other income (expense), net:
Interest expense	(3)	(4)	(9)	(14)
Interest and other income	2,325	2,376	6,043	7,137
Loss before income taxes	(16,196)	(9,806)	(44,084)	(29,731)
Income tax expense	28	10	122	61
Net loss	$(16,224)	$(9,816)	$(44,206)	$(29,792)
Other comprehensive (loss) gain:
Unrealized (loss) gain on short-term investments	(59)	178	(184)	(123)
Foreign currency translation gain (loss)	18	(1)	31	18
Total other comprehensive (loss) gain	(41)	177	(153)	(105)
Comprehensive loss	$(16,265)	$(9,639)	$(44,359)	$(29,897)

Net loss per share:
Basic & diluted	$(0.39)	$(0.24)	$(1.07)	$(0.73)
Weighted-average shares used in computing net loss per share:
Attributable to common stock, basic & diluted	41,705,436	40,965,219	41,502,275	40,741,219

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Nine Months Ended September 30, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2025	41,242,005	$41	$936,628	$53	$(661,039)	$275,683
Shares issued for the exercise of stock options and vesting of restricted stock units	204,323	—	144	—	—	144
Shares redeemed for employee tax withholdings	(62,208)	—	(473)	—	—	(473)
Stock-based compensation expense	—	—	7,945	—	—	7,945
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(15,884)	(15,884)
Balance at March 31, 2026	41,384,120	$41	$944,244	$(67)	$(676,923)	$267,295
Shares issued for the exercise of stock options and vesting of restricted stock units	98,505	—	52	—	—	52
Stock-based compensation expense	—	—	7,465	—	—	7,465
Shares issued for the employee stock purchase plan	102,756	—	617	—	—	617
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	13	—	13
Net loss	—	—	—	—	(12,097)	(12,097)
Balance at June 30, 2026	41,585,381	$41	$952,378	$(59)	$(689,020)	$263,340
Shares issued for the exercise of stock options and vesting of restricted stock units	345,678	1	225	—	—	226
Shares redeemed for employee tax withholdings	(3,837)	—	(24)	—	—	(24)
Stock-based compensation expense	—	—	7,634	—	—	7,634
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(59)	—	(59)
Foreign currency translation adjustment	—	—	—	18	—	18
Net loss	—	—	—	—	(16,224)	(16,224)
Balance at September 30, 2026	41,927,222	$42	$960,213	$(100)	$(705,244)	$254,911

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except number of shares)

	Nine Months Ended September 30, 2025
	Common stock		Additional paid-in capital	Accumulated other	Accumulated deficit	Total stockholders' equity
	Shares	Amount		comprehensive income (loss)
Balance at December 31, 2024	40,428,220	$40	$903,127	$166	$(622,095)	$281,238
Shares issued for the exercise of stock options and vesting of restricted stock units	210,332	1	696	—	—	697
Shares redeemed for employee tax withholdings	(50,012)	—	(1,418)	—	—	(1,418)
Stock-based compensation expense	—	—	7,140	—	—	7,140
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(157)	—	(157)
Foreign currency translation adjustment	—	—	—	6	—	6
Net loss	—	—	—	—	(8,190)	(8,190)
Balance at March 31, 2025	40,588,540	$41	$909,545	$15	$(630,285)	$279,316
Shares issued for the exercise of stock options and vesting of restricted stock units	268,485	—	1,362	—	—	1,362
Stock-based compensation expense	—	—	8,547	—	—	8,547
Shares issued for the employee stock purchase plan	56,355	—	705	—	—	705
Unrealized loss on short-term investments and cash equivalents, net of tax	—	—	—	(145)	—	(145)
Foreign currency translation adjustment	—	—	—	13	—	13
Net loss	—	—	—	—	(11,786)	(11,786)
Balance at June 30, 2025	40,913,380	$41	$920,159	$(117)	$(642,071)	$278,012
Shares issued for the exercise of stock options and vesting of restricted stock units	241,943	—	131	—	—	131
Shares redeemed for employee tax withholdings	(73,773)	—	(642)	—	—	(642)
Stock-based compensation expense	-	—	8,108	—	—	8,108
Unrealized gain on short-term investments and cash equivalents, net of tax	-	—	—	178	—	178
Foreign currency translation adjustment	-	—	—	(1)	—	(1)
Net loss	-	—	—	—	(9,816)	(9,816)
Balance at September 30, 2025	41,081,550	$41	$927,756	$60	$(651,887)	$275,970

See accompanying notes to unaudited condensed consolidated financial statements.

RxSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net loss	$(44,206)	$(29,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,762	2,415
Provision for bad debts	94	32
Amortization of discount on short-term investments	(5,305)	(6,685)
Stock-based compensation	23,044	23,795
Provision for excess and obsolete inventory	3,011	1,316
Change in operating assets and liabilities:
Accounts receivable	6,307	5,867
Inventories	(11,307)	(8,257)
Prepaid and other assets	1,538	2,064
Accounts payable	(2,077)	(1,577)
Refund liability - collaboration	50,000	—
Deferred revenue - collaboration	3,460	—
Accrued expenses and other liabilities	(2,534)	(3,573)
Net cash provided by (used in) operating activities	24,787	(14,395)
Investing Activities:
Purchases of property and equipment	(3,889)	(2,693)
Maturities of short-term investments	332,000	170,000
Purchases of short-term investments	(306,665)	(140,804)
Net cash provided by investing activities	21,446	26,503
Financing Activities:
Proceeds from issuance of common stock	1,040	2,895
Payments for employee taxes related to stock compensation	(498)	(2,060)
Principal payments on finance lease liabilities	(21)	(35)
Net cash provided by financing activities	521	800
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	14	18
Net increase in cash, cash equivalents and restricted cash	46,768	12,926
Cash, cash equivalents and restricted cash - beginning of period	20,699	17,456
Cash, cash equivalents and restricted cash - end of period	$67,467	$30,382

Supplemental disclosure of cash flow information:
Operating cash flows from operating leases	$2,432	$1,943
Cash paid for income taxes	$144	$70
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$345	$—
Lease obligations recorded for right-of-use assets:
Operating lease	$345	$—
Acquisition of property and equipment included in accounts payable and accrued expenses and accrued liabilities	$217	$135

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

The Company is a Delaware corporation headquartered in Aliso Viejo, California with two wholly owned subsidiaries located in Hong Kong and Amsterdam, Netherlands. RxSight Netherlands has a registered branch in the United Kingdom and a wholly-owned subsidiary located in Germany. The Company is engaged in the research and development, manufacture and sale of light adjustable intraocular lenses used in cataract surgery along with capital equipment used with the lenses.

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

Operating Segments

The Company determined that it operates and manages its business (including its non-U.S. subsidiaries) in one reportable segment: the research and development, manufacture and sale of light adjustable lenses and related capital equipment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s chief operating decision-maker (“CODM”), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance. Asset information provided to the CODM is consistent with those reported on the Consolidated Balance Sheets and is primarily attributable to the U.S. The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net loss. The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total consolidated net loss in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product sales	$24,546	$30,340	$82,680	$101,871
License and collaboration revenue	40	—	6,540	—
Total revenue	24,586	30,340	89,220	101,871
Costs and expenses:
Cost of sales	6,487	6,113	21,738	24,125
Commercial	17,058	20,269	57,141	63,054
General and administrative	10,346	7,076	32,537	21,902
Research and development	7,700	7,783	23,064	25,704
Clinical & regulatory	1,513	1,277	4,858	3,940
Total costs and expenses	43,104	42,518	139,338	138,725
Loss from operations	(18,518)	(12,178)	(50,118)	(36,854)
Other income (expense), net:
Interest expense	(3)	(4)	(9)	(14)
Interest and other income	2,325	2,376	6,043	7,137
Loss before income taxes	(16,196)	(9,806)	(44,084)	(29,731)
Income tax expense	28	10	122	61
Net loss	$(16,224)	$(9,816)	$(44,206)	$(29,792)

Liquidity

As of September 30, 2026 and December 31, 2025 the Company had cash, cash equivalents and short-term investments of $254.7 million and $228.1 million, respectively.

The Company began generating revenue from its principal operations in 2019. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. For the three months ended September 30, 2026 and 2025, the Company incurred losses from operations of $18.5 million and $12.2 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred losses from operations of $50.1 million and $36.9 million, respectively. Based on the Company’s anticipated sales growth and collaboration efforts in relation to the anticipated costs associated with, among other things, its continuing research and development activities and the expansion of its sales and marketing activities, the Company expects to continue to incur net operating losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon expanding market acceptance of the Company’s products and achieving a level of revenues adequate to support the Company’s cost structure.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements. The Company plans to continue to fund its losses from operations using its cash, cash equivalents and short-term investments as of September 30, 2026 and meet its future capital funding needs, as needed, through equity or debt financings, other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

During the second quarter of 2026, the Company entered into a collaboration arrangement. The Company has updated its revenue recognition policy to include the accounting for collaboration arrangements. Additionally, during the second quarter of 2026, the Company began accounting for performance-based restricted stock units. The Company has updated its stock-based compensation policy to include the accounting for performance-based awards. For all other significant accounting policies, there have been no significant changes during the nine months ended September 30, 2026, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on February 25, 2026.

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
•
the type of investments made.

The Company had $129,000 of net unrealized losses and $53,000 of net unrealized gains related to short-term investments as of September 30, 2026 and December 31, 2025, respectively.

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

Accounts Receivable, net

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are presented net of allowances for credit losses. The Company has a diverse customer base. As of September 30, 2026, the Company had one customer who individually accounted for greater than 10% of trade accounts receivable. As of December 31, 2025, the Company did not have any customers who individually accounted for greater than 10% of accounts receivable. The Company maintains an allowance for credit losses resulting from the inability of its customers, including ambulatory surgery centers, to make required payments. The allowance for credit losses is calculated quarterly based on an aging analysis of receivables by due date and incorporates assessments of counterparty-specific risk, current economic conditions, and reasonable and supportable forecasted conditions. If a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and has historically had minimal write-offs of receivables or uncollected receivables. The Company's allowance for credit losses was $0.2 million as of September 30, 2026 and $0.1 million as of December 31, 2025. The Company does not generally require collateral or other security on receivables.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

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

Impairment of Long-lived Assets

All long-lived assets, including right-of-use assets, are reviewed for impairment whenever circumstances such as events or changes in the business indicate that an asset or asset group’s carrying value may not be recoverable based on undiscounted future operating cash flows to be derived from their use. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss or a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets. Fair value is determined primarily using the discounted cash flows expected to be generated from the use of assets. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows.

During the three months ended September 30, 2026, the Company identified indicators of potential impairment of its long-lived assets, including a sustained decline in its market capitalization and lower LDD sales volumes. The Company performed a recoverability test of its long-lived assets, which represent a single asset group, and concluded that the carrying amount was recoverable. As a result, no impairment was recorded. This assessment required considerable judgment.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the treasury stock method was anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options issued and outstanding (all plans)	65,617	226,597	85,769	2,993,517
Restricted stock units issued (all plans)	2,981,083	69,984	1,479,023	389,759
Stock issuable in offering period under the 2021 Employee Stock Purchase Plan	121,974	93,501	122,739	191,037

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

The Company recognizes revenue when promised goods or services are transferred to customers at a transaction price that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Specifically, the Company applies the following five steps to recognize revenue: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. The Company applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods promised within each customer contract to determine the individual deliverables in its product offerings as separate performance obligations and assesses whether each promised good or service is distinct. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company recognizes revenue as the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied, considering whether this occurs at a point in time or over time. The Company elected to account for shipping costs as fulfillment costs rather than a promised service and excludes from revenue any taxes collected from customers that are remitted to government authorities.

The Company’s LDD sales contracts contain multiple performance obligations bundled for one transaction price, with all obligations generally satisfied within one year. For these bundled arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s LDD sales contracts include a combination of the following performance obligations: (i) LDD capital asset and related components, (ii) training and (iii) device service (initial year). Each of the performance obligations is considered distinct. The LDD capital asset is distinct because the customer can benefit from it together with other resources that are readily available to the customer. Training on the use of the machine is offered as a distinct activity after installation of the LDD to enhance the customer’s ability to utilize the machine by having an industry professional provide best practices and customize training to the specific needs of the customer. Each LDD comes with a twelve-month manufacturer’s warranty (service-type) that includes preventative maintenance, unscheduled service (labor and parts) and software updates. After the first year, service contracts can be purchased separately on a standalone basis. The Company recognizes revenue as performance obligations are satisfied by transferring control of the product or service to a customer. Revenue for the LDD capital asset is recognized at a point in time either at installation and customer acceptance or upon shipment to our international distributors. Revenue for training is also recorded at a point in time, generally 60 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12-36 months. The Company has determined that the transaction price is the invoice price, net of adjustments, if any. The allocation to the separate performance obligations is based upon the relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. The Company regularly reviews standalone selling prices and updates them as necessary.

LALs are generally held at customer sites on consignment. The single performance obligation is satisfied, and revenue from sales is recognized for LALs upon customer notification that the LALs have been implanted in a patient or when title transfers to the distributor. For the three and nine months ended September 30, 2026 and 2025, credits related to returns and rebates on list prices were not significant.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts. Revenue for service agreements is recognized ratably over the term of each contract.

Collaboration Revenue

The Company accounts for the RxSight-Alcon Collaboration Agreement under ASC Topic 606 and ASC Topic 808. The Company identified the following performance obligations under the agreement; (a) a license of the Company's intellectual property; (b) Phase I Feasibility and Phase II Regulatory Activities required to achieve project milestones; and (c) material rights related to the commercial supply of Collaboration Products. Milestone payments that are not within the Company’s control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. Revenue is recognized when the underlying performance obligation has been met. The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses or other promises, the Company utilizes judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

At inception, the transaction price was $10.0 million, consisting of the non-refundable portion of the $60.0 million upfront payment. The remaining $50.0 million of the upfront payment was considered refundable if the agreement was terminated within the first 120 days of the effective date. On October 28, 2026, the 120-day period lapsed, see Note 9, Subsequent Events, for further information. The transaction price excludes (i) potential milestone payments and (ii) sales- and usage-based royalties. The milestone payments represent variable consideration that the Company has fully constrained under ASC 606, because achievement of the underlying feasibility and regulatory milestones is contingent on factors outside the Company's control and it is not probable that a significant reversal of cumulative revenue would not occur. The royalties are excluded under the sales- and usage-based royalty exception in ASC 606 and will be recognized as the related sales or usage occur. The Company will reassess the estimate of constrained consideration at each reporting date, and amounts will be included in the transaction price when it becomes probable that a significant revenue reversal will not occur.

The Company allocated the $10.0 million transaction price to the identified performance obligations based on their relative standalone selling prices during the second quarter of 2026. The remaining $50.0 million of the upfront payment will be allocated similarly in the fourth quarter of 2026. The standalone selling price of the license was estimated using a discounted cash flow analysis reflecting forecasted revenues, development timelines and expenses, discount rates, and probabilities of feasibility and regulatory success. The standalone selling price of the Feasibility and Regulatory Activities was estimated based on forecasted costs over the expected development period.

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
•
Project Activities — At inception of an arrangement that includes milestone-based payments, the Company evaluates whether each milestone is probable of being achieved and estimates the amount to include in the transaction price using the most-likely-amount method, subject to the constraint. Because achievement of the milestones is not within the Company's control, the Company recognizes the associated consideration when the milestone is probable of being achieved. For performance obligations that are satisfied over time, the Company recognizes revenue based on progress made towards completion of the project milestone. Progress is estimated using the input method under ASC 606 and is measured based on actual costs incurred relative to the total estimated project costs for that milestone. The Company expects to satisfy the feasibility and regulatory performance obligations over an estimated development period of several years, and the material rights will be satisfied upon exercise or expiration.
•
Material Rights to Product Supply — When a contract grants the customer an option to acquire additional goods or services at a price other than their standalone selling price, the Company assesses whether the option represents a material right. Material rights are accounted for as separate performance obligations, with revenue recognized when the right is exercised or expires.

In the second quarter of 2026, the Company recognized $6.5 million in license and collaboration revenue, which represented the portion of the $10.0 million nonrefundable upfront payment that was allocated to the license of intellectual property upon commencement of the RxSight-Alcon Collaboration Agreement. The remaining $3.5 million was allocated to the other performance obligations and recorded as deferred revenue. The remaining $50.0 million was recorded as a refund liability in the condensed consolidated balance sheet and was not included in the transaction price. See Note 9 for further information about the $50.0 million upfront payment.

For the three and nine months ended September 30, 2026 and 2025, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales:
LDD (including training)	$427	$3,174	$4,119	$17,698
LAL	22,768	25,693	74,302	79,886
Service warranty, service contracts, and accessories	1,351	1,473	4,259	4,287
Total product sales	24,546	30,340	82,680	101,871
License and collaboration revenue	40	—	6,540	—
Total revenue	$24,586	$30,340	$89,220	$101,871

For the three and nine months ended September 30, 2026 and 2025, the Company did not have any customers who individually accounted for greater than 10% of product revenue. Collaboration revenue is attributable to one customer.

The following table represents the contract liabilities from sales activity for the nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Nine Months Ended September 30,
	2026	2025
Deferred revenue from product sales
Balance at beginning of period	$3,521	$2,994
Additions during the period	3,771	4,218
Revenue recognized during the period	(4,177)	(3,876)
Total deferred revenue from product sales	$3,115	$3,336

Deferred collaboration revenue
Balance at beginning of period	$—	$—
Additions during the period	3,500	—
Revenue recognized during the period	(40)	—
Total deferred revenue from collaboration (current)	1,381	—
Total deferred revenue from collaboration (noncurrent)	2,079	—
Total deferred revenue from collaboration	$3,460	$—

Stock-Based Compensation

The Company has three active equity incentive compensation plans: the Calhoun Vision, Inc. 2015 Equity Incentive Plan (“2015 Plan”), the 2021 Equity Incentive Plan (“2021 Plan”), and the 2026 Inducement Equity Incentive Plan (the "Inducement Plan"), which are collectively referred to as the “Equity Plans.” The Company also has an employee stock purchase plan, the 2021 Employee Stock Purchase Plan (“2021 ESPP”).

The Company recognizes compensation expense for equity-based awards on the date of grant to employees, board of directors and consultants based on the estimated grant date fair value of the award's equity-based payments including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and employee stock plan purchases (“ESPP”). The fair value of option awards is estimated using the Black-Scholes option-pricing model and recognized as an expense over the requisite service period, which is generally three to four years. The fair value of RSUs is estimated based on the fair value of the Company's common stock on the grant date.

The Company amortizes stock-based compensation for equity awards with service conditions on a straight-line basis over the vesting period of the awards. Forfeitures of unvested stock option awards are recognized as reductions of expense as they occur.

The Company uses the simplified method to calculate the expected term for options granted to employees due to its lack of sufficient historical data, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the options, except for when awards are determined to be out-of-the-money, as was the case when applying modification accounting to the stock options tendered during the Option Exchange in September 2026. Refer to Note 6 for details on the stock option exchange.

In 2026, the Company began granting PSUs subject to performance, market and/or service conditions. The Company granted PSUs with vest schedules that include one of the following: (i) PSUs that vest subject to a performance condition based on the achievement of an annual sales target set for the total company, and a service condition, (ii) PSUs granted to certain executives that vest subject to a market condition based on a total shareholder return growth (“TSR”) target measured over a three-year period against a designated market index and a service condition, and (iii) for the sales directors, PSUs that vest based on achievement of the individual employee's annual sales targets and a service condition. The service condition requires employees to be active through the certification date to be earned. The fair value of the PSUs that do not include a TSR condition was determined based on the fair value of the Company's common stock on the grant date. Compensation expense for these awards is recognized over the requisite service period, which is approximately one year.

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

Risk-free interest rate—The risk-free interest rate used is based on the published U.S. Department of Treasury interest rates in effect on the grant date for zero coupon U.S. Treasury notes with maturities approximating each grant’s expected term.

Dividend yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”).

Accounting Standards Adopted in 2026

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging" (Topic 815) and Revenue from Contracts with Customers (Topic 606) ("ASU 2025-07"). ASU 2025-07 refines the scope of Topic 815 by adding a scope exception from derivative accounting for contracts that are (1) non–exchange-traded and (2) have underlyings based on operations or activities specific to one of the parties to the contract. However, contracts based on certain underlyings would not qualify for the scope exception. ASU 2025-07 also clarifies that the revenue guidance in Topic 606 applies initially to share-based noncash consideration received from a customer for the transfer of goods or services. The guidance in other topics, including Topic 815, is not applied until the entity's right to receive or retain the share-based noncash consideration is unconditional under ASC Topic 606. ASU 2025-07 is effective for all entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual periods. Early adoption is permitted, with transition applied on either a prospective or modified retrospective basis. The Company early adopted ASU 2025-07 in 2026 and applied the scope exception to the RxSight-Alcon Collaboration Agreement. Accordingly, none of the components were accounted for as an embedded derivative.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, (subtopic 220-40).” The update requires the disclosure of specific information related to certain costs and expenses, including amounts for inventory purchases, employee compensation, and depreciation and amortization included in each relevant expense caption presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of ASU 2024-03 on the Company’s consolidated financial statements.

Note 3 – Short-Term Investments

Short-term investments, principally U.S. Treasury bills, are available-for-sale and consisted of the following (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Loss, Net	Estimated Fair Value
U.S. Treasury securities	$188,095	$(129)	$187,966

	As of December 31, 2025
	Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
U.S. Treasury securities	$208,126	$53	$208,179

All available-for-sale securities held as of September 30, 2026 and December 31, 2025 had a maturity of less than one year. The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the Company’s liquidity requirements.

Note 4 – Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Finished goods	$30,873	$21,635
Raw materials	8,734	8,341
Work-in-process	4,603	3,555
Total inventories, gross	44,210	33,531
Less: reserve for excess and obsolete inventory	(4,617)	(1,972)
Total inventories	$39,593	$31,559

At September 30, 2026 and December 31, 2025, finished goods included $7.8 million and $6.9 million of inventory held on consignment at customer sites, respectively. For the three- and nine-month periods ended September 30, 2026, inventory reserves increased by $1.8 million and $3.0 million, respectively. For the three- and nine-month periods ended September 30, 2025, inventory reserves increased by $0.1 million and $1.3 million, respectively. Changes to inventory reserves are recorded to Cost of sales in the condensed consolidated statements of operations.

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

	September 30,	December 31,
	2026	2025
Level 1 Assets:
Money market securities	$55,921	$15,025
U.S. Treasury securities	187,966	208,179
Total assets at fair value	$243,887	$223,204

Note 6 – Stock-Based Compensation Expense

The Company has three equity incentive compensation plans: the 2015 Plan, the 2021 Plan and the Inducement Plan.

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

On August 10, 2026, the Company filed with the SEC a Tender Offer Statement on Schedule TO defining the terms and conditions of a one-time voluntary stock option exchange to its employees, including the Company's named executive officers, of certain options to purchase up to an aggregate of 4,088,496 shares of the Company’s common stock (the “Option Exchange”). On September 4, 2026, (the "Expiration Date") of the Option Exchange, stock options covering an aggregate of 3,756,461 shares of common stock were tendered by eligible employees, and the Company granted 757,513 replacement restricted stock units and 1,643,324 replacement options at an exercise price of $6.375, the Company's closing stock price on September 4, 2026, covering an aggregate of 2,400,837 shares of common stock under the 2021 Plan. The Company's executive officers were permitted to tender certain of their options in exchange for new options. These new options were granted with vest dates ranging from twelve to thirty months depending on whether the tendered option was vested or unvested as of the Expiration Date. The value of the new options ranged from $3.42 to $3.53 and were valued using the Black-Scholes option pricing model. Employees other than the Company's executive officers were permitted to exchange qualifying options for RSUs. Such RSUs vest over a period of twelve to twenty-four months depending on whether the tendered option was vested or unvested as of the Expiration Date, and the grant date fair value of each RSU was $6.375. This exchange was accounted for as a modification and resulted in $2.3 million in incremental share-based compensation expense. The incremental expense represents the difference between the fair value of the original grant prior to the Expiration Date and the fair value of the replacement grant on the grant date of September 5, 2026.

As of September 30, 2026, and after giving effect to the Option Exchange, the number of shares of the Company’s common stock available for future issuance and not subject to outstanding awards under the 2021 Plan was equal to 2,269,073 shares of common stock.

2021 ESPP

On July 28, 2021, the Board and stockholders adopted and approved the 2021 ESPP. As of September 30, 2026, the number of shares of the Company’s common stock available for future issuance under the 2021 ESPP was equal to 292,112 shares of common stock. The initial purchase period began on November 1, 2021.

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

Inducement Plan

On July 13, 2026, the Board adopted the Inducement Plan, pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The Board initially reserved 3,500,000 shares of the Company's common stock for issuance under the Inducement Plan. The Inducement Plan will be administered by the Compensation Committee of the Board. On September 27, 2026, the Board reserved an additional 750,000 shares of the Company's common stock for issuance under the Inducement Plan. As of September 30, 2026, there were 1,366,576 shares available for issuance under this plan.

Common Stock Reserved for Future Issuance

Each share of common stock is entitled to one vote. Total shares of common stock reserved for future issuance under all plans consisted of the following:

	September 30,	December 31,
	2026	2025
Shares subject to stock options (all plans)	4,636,321	6,556,728
Restricted stock units issued	5,028,386	813,199
Shares available for future issuance 2021 Plan	2,269,073	613,210
Shares available for future issuance under the Inducement Plan	1,366,576	—
Shares available for future issuance under 2021 ESPP	292,112	394,868
Total shares of common stock reserved	13,592,468	8,378,005

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

As a result of the Option Exchange, the Company will recognize incremental stock-based compensation expense of $2.3 million over the requisite service period of the new grants, which ranges from twelve to thirty months. The Company will recognize approximately $26.2 million, which is the sum of the incremental stock-based compensation expense and the remaining unrecognized compensation expense for the original grants as of the modification date, over the requisite service period of the new stock grants.

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans was classified in the accompanying condensed consolidated statements of operations and comprehensive (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,852	$2,048	$5,830	$6,010
Selling, general and administrative	5,143	5,340	15,223	15,775
Cost of sales	639	720	1,991	2,010
Total	$7,634	$8,108	$23,044	$23,795

Stock-Based Award Activity

Stock Options

Stock option awards are granted with an exercise price of no less than 100% of estimated fair market value on the date of grant. Time based option awards generally vest over four years as follows, subject to the optionee’s continuing service: (i) one fourth of the total number of shares vest and become exercisable on the one-year anniversary and then 1/48th of the total number of shares subject to the option vest and become exercisable on each monthly anniversary thereafter for the remaining three years, or (ii) 1/48th of the total number of shares subject to the option vest and become exercisable each month over four years. Options granted pursuant to the Option Exchange were granted with shorter vest periods as noted above.

A summary of the stock option activities for the nine months ended September 30, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding as of December 31, 2025	6,556,728	$23.60	6.8
Granted	2,636,680	7.28
Exercised	(99,163)	4.26
Forfeited	(2,068,110)	24.39
Exchange (net of replacement grants 1,643,324)	(2,113,137)	19.38
Expired	(276,677)	16.80
Options outstanding as of September 30, 2026	4,636,321	$13.33	5.3

Exercisable as of September 30, 2026	2,072,859	$19.27	2.8

As of September 30, 2026 and December 31, 2025, there were 2,563,462 and 2,307,812 unvested options, respectively. As of September 30, 2026 and December 31, 2025, total unrecognized expense related to unvested stock options was approximately $18.2 million and $43.5 million, respectively. The $18.2 million of unrecognized expense as of September 30, 2026 is expected to be recognized over a weighted average period of approximately 2.1 years.

As of September 30, 2026 and December 31, 2025 the intrinsic value of options vested was less than $0.1 million and $0.8 million, respectively, and of all options outstanding was less than $0.1 million and $1.2 million, respectively. During the nine months ended September 30, 2026 and 2025, the total cash received from the exercise of stock options was $0.4 million and $2.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the total fair value less strike price of these options was $0.3 million and $4.3 million, respectively.

RSUs and PSUs

A summary of RSU and PSU activities for the nine months ended September 30, 2026 is as follows:

	Number of RSUs	Number of PSUs	Total	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding as of December 31, 2025	813,199	—	813,199	$25.82
Granted	3,769,775	685,347	4,455,122	10.03
Option Exchange grants	757,513	—	757,513	6.38
Vested	(549,343)	—	(549,343)	17.48
Forfeited	(337,226)	(111)	(448,105)	13.73
RSUs and PSUs outstanding as of September 30, 2026	4,453,918	574,468	5,028,386	$11.44

As of September 30, 2026, and December 31, 2025, total unrecognized expense related to non-vested RSUs and PSUs was approximately $37.7 million and $17.8 million, respectively. The $37.7 million of unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

During the nine months ended September 30, 2026, the Company granted PSUs under the plan as follows:

•
The Company granted PSUs to certain executive officers that vest contingent upon achievement of certain TSR growth targets. The PSUs will vest in three years from the award date, subject to the achievement of market conditions during the three-year performance measurement period, as long as the grantee remains an active employee through the certification date. The number of shares that may be earned can range from 0% to 200% of the target amount.
•
The Company granted PSUs to certain executive officers and other employees that vest contingent upon achievement of certain total company revenue targets for 2026 as long as the grantee remains an active employee through the certification date. The number of shares that may be earned can range from 0% to 100% of the target amount.
•
The Company granted PSUs to certain sales-based employees that vest contingent upon achievement of individual sales targets set for 2026, as long as the grantee remains an active employee through the certification date. The number of shares that may be earned can range from 0% to 100% of the target amount.

Fair Value Disclosure

The following table presents the range and weighted-average assumptions, used in the Black-Scholes option pricing model to determine the fair value of stock options:

	Nine Months Ended September 30,
	2026		2025
	Range	Weighted Average	Range	Weighted Average
Expected volatility	67.0% to 73.0%	67.4%	52.0% to 74.0%	66.3%
Risk-free interest rate	3.5% to 4.5%	4.4%	3.7% to 4.8%	4.1%
Expected life (in years)	3.9 to 6.1 years	4.3 years	5.5 to 6.1 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Grant date fair value	$3.42 to $6.77	$6.51	$7.19 to $33.87	$27.10

Valuation of the TSR Performance Awards

The market-based performance awards are measured at fair value using the Monte Carlo method on the date of grant. Because the Awards are equity classified, they are not subsequently remeasured. The following table presents the assumptions used in the Monte Carlo simulation model to determine the grant-date fair value of the 2026 PSU awards with a market condition:

Nine Months Ended September 30,
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

As of September 30, 2026 the Company held five leases for office, manufacturing and warehouse facilities in Aliso Viejo, California. The five leases are for approximately 150,000 square feet in the aggregate and expire January 31, 2031. For one such operating lease, the lessor provided $1.1 million in tenant allowances.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30,	December 31,
Leases	Classification	2026	2025

Assets
Operating	Operating leases right-of-use assets	$9,246	$9,959
Finance	Property and equipment, net	60	81
Total lease assets		9,306	10,040
Liabilities
Current
Operating	Lease liabilities	1,813	1,134
Finance	Lease liabilities	31	28
Noncurrent
Operating	Long-term lease liabilities	8,435	9,813
Finance	Long-term lease liabilities	41	65
Total lease liabilities		$10,320	$11,040

Maturities of the Company’s operating and finance lease liabilities as of September 30, 2026 were as follows (in thousands):

	Operating	Finance
Year Ended December 31,	Leases	Leases
2026 (remainder)	$783	$10
2027	3,195	40
2028	3,189	34
2029	3,267	—
2030 and thereafter	3,375	—
Total lease payments	13,809	84
Less: imputed interest	(3,561)	(12)
Total lease liabilities	$10,248	$72

The weighted average remaining lease term and weighted average discount rate used to determine lease liabilities related to the Company’s operating and finance leases as of September 30, 2026 and December 31, 2025 were:

	September 30,	December 31,
Lease Term and Discount Rate	2026	2025
Weighted average remaining lease term (years)
Operating leases	4.29	5.08
Finance leases	2.10	2.85
Weighted average discount rate
Operating leases	14.4%	14.4%
Finance leases	14.4%	14.4%

Note 8 – Commitments and Contingencies

Legal Matters

The Company occasionally becomes involved in litigation arising in the normal course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the condensed consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At September 30, 2026 and December 31, 2025, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors. See “Legal Proceedings” in Part II, Item I of this Quarterly Report.

Note 9 — Subsequent Events

The Company has evaluated subsequent events through November 3, the date the financial statements were issued.

Commercial Leadership Equity Grants

On October 23, 2026, the Company granted inducement stock options to purchase a total of 236,456 shares of the Company's common stock to two new non-executive officer employees in connection with the commencement of their employment with the Company. The Company also agreed to grant inducement RSUs covering a total of 637,449 shares of the Company's common stock to the same employees in connection with the commencement of their employment, which RSUs are anticipated to be granted on or about November 3, 2026.

Each inducement stock option has an exercise price of $5.02 per share, which is equal to the closing price of a share of the Company's common stock on the grant date, and shall vest as follows, subject to continuing service: 25% of the shares subject to such inducement stock option shall vest on the one year anniversary of October 23, 2026, and one forty-eighth (1/48th) of the shares subject to such inducement stock option shall vest monthly thereafter.

Each inducement RSU award shall vest as follows, subject to continuing service: one-sixth of the shares subject to the inducement RSU award shall vest on the first trading day on or after each of February 28, 2027, August 31, 2027, February 29, 2028, August 31, 2028, February 28, 2029, and August 31, 2029.

RxSight-Alcon Collaboration

On October 28, 2026, the $50.0 million upfront payment received under the RxSight-Alcon Collaboration Agreement became nonrefundable, and is no longer constrained under ASC 606. In the fourth quarter of 2026, the Company will include the $50.0 million in the transaction price and will allocate the revenues to each of the Company's performance obligations under the agreement.

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

We are a Delaware corporation headquartered in Aliso Viejo, California with two wholly owned subsidiaries located in Hong Kong and in Amsterdam, Netherlands ("RxSight Netherlands"). RxSight, Netherlands has a registered branch in the United Kingdom and a wholly owned subsidiary located in Germany.

Our commercial efforts began in 2019, and have been primarily focused in the U.S., where we are building a “razor and razor blade” business model to drive new customer adoption and ongoing LAL volume growth. Our sales efforts are concentrated on the approximately 4,000 U.S. cataract surgeons that perform approximately 60% of all premium IOL procedures. As of September 30, 2026, we have established a global installed base of 1,170 LDDs in ophthalmology practices and, since our inception through September 30, 2026, surgeons have implanted approximately 380,000 LALs.

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
•
Adoption of the RxSight, Inc. 2026 Inducement Equity Incentive Plan and Additional Share Increase. On July 13, 2026, the Board adopted the RxSight, Inc. 2026 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which we may from time to time make equity grants to new employees as a material inducement to their employment. The Board reserved 3,500,000 shares of our common stock for issuance under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Compensation Committee of the Board. On September 27, the Board reserved an additional 750,000 shares of the Company's common stock for issuance under the Inducement Plan. The additional shares are expected to be registered with the SEC during the first week of November 2026.
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
•
Option Exchange. On August 10, 2026, we filed with the SEC a Tender Offer Statement on Schedule TO defining the terms and conditions of a one-time voluntary stock option exchange to our employees of certain options to purchase up to an aggregate of 4,088,496 shares of the Company’s common stock (the “Option Exchange”). On September 4, 2026, the completion date of the Option Exchange, stock options covering an aggregate of 3,756,461 shares of common stock were tendered by eligible employees, and we granted 757,513 restricted stock units at a grant date fair value of $6.375 and 1,643,324 options at an exercise price of $6.375, the closing stock price on September 4, 2026, covering an aggregate of 2,400,837 shares of common stock under the 2021 Equity Incentive Plan.
•
Inducement Plan Grants. On October 23, 2026, inducement stock options to purchase a total of 236,456 shares of the Company's common stock were granted to two new non-executive officer employees in connection with the commencement of their employment with RxSight. We also agreed to grant inducement RSUs covering a total of 637,449 shares of our common stock to the same employees in connection with the commencement of their employment, which RSUs are anticipated to be granted on or about November 3, 2026. See Note 9 for further details.

Key business metrics

We regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

Our results are influenced by several key factors, including: (i) the utilization of that installed base for LAL procedures, measured by the number of LALs implanted per installed LDD; (ii) our LDD installed base; (iii) product mix between LALs and LDDs, which affects our overall gross margins; (iv) manufacturing cost trends; and (v) seasonal and external factors that may affect cataract surgery volumes, including, among other things, competition (including the effect of recent competitive trialing activity associated with new product launches), physician reimbursement trends, and consumer sentiment which affects procedure timing. We believe the number of LALs implanted are the strongest indicators of the adoption of our technology and our ability to generate revenue.

	2026			2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
LDDs Sold	3	11	20	25	25	40	73
Installed Base at End of Period (1)	1,170	1,166	1,154	1,134	1,109	1,084	1,044

(1) Installed base at end of period includes LDDs placed with customers under rental arrangements.

	2026			2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
LALs Sold	23,128	24,917	27,472	28,611	26,045	27,380	27,579

During the quarter ended September 30, 2026, we sold 3 LDDs and placed 1 LDD on rental, a decrease of 22 units from 25 LDDs sold during the quarter ended September 30, 2025, due to slower LDD placements. LAL sales decreased by 2,917 when compared to the quarter ended September 30, 2025, primarily reflecting ongoing competitive pressures.

Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control. Seasonality may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.

Components of results of operations

Product Sales

Our sales consist of LALs used in cataract surgeries, the LDDs for delivering light to the LALs to adjust the lens post-surgery, as needed, and service and accessories. Revenue is derived from sales of products mainly in the U.S. and select international markets. Customers are primarily comprised of ophthalmic practices (LDD sales) and ambulatory surgery centers (LAL sales). Following several years of rapid growth, sales moderated in 2025 and continued to decline through the third quarter of 2026, however, we expect our commercial realignment initiatives to position the company for renewed revenue growth. We plan to drive continued expansion by supporting existing practices and helping new adopters in achieving early success and sustained long-term growth.

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

Our LDD sales contracts contain multiple performance obligations bundled into one transaction price, with all obligations generally satisfied within one year. Revenue for the LDD capital asset is recognized at a point in time either at installation and acceptance or upon shipment to our international distributors. Revenue for training is also recorded at a point in time, generally 60 days after installation. Revenue for the device service is recognized ratably over time after installation, generally 12-36 months. After the first year, service contracts can be purchased separately on a standalone basis. Revenue for such service agreements will be recognized ratably over the term of each contract.

Collaboration Revenue

We accounted for the RxSight-Alcon Collaboration Agreement under ASC Topic 606 and ASC Topic 808. We identified the following performance obligations under the agreement; (a) a license of our intellectual property; (b) Phase I Feasibility and Phase II Regulatory Activities required to achieve project milestones; and (c) material rights related to the commercial supply of Collaboration Products. Milestone payments that are not within our control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. Revenue is recognized when the underlying performance obligation has been met. The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses or other promises, we utilize judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

At inception, the transaction price was $10.0 million, consisting of the non-refundable portion of the $60.0 million upfront payment. The remaining $50.0 million of the upfront payment was refundable if the agreement is terminated within the first 120 days of the effective date. On October 28, 2026 the 120-day period lapsed, see Note 9, Subsequent Events, for further information.

The transaction price excludes (i) potential milestone payments and (ii) sales- and usage-based royalties. The milestone payments represent variable consideration that is fully constrained under ASC 606, because achievement of the underlying feasibility and regulatory milestones is contingent on factors outside our control and it is not probable that a significant reversal of cumulative revenue would not occur. The royalties are excluded under the sales- and usage-based royalty exception in ASC 606 and will be recognized as the related sales or usage occur. We will reassess the estimate of constrained consideration at each reporting date, and amounts will be included in the transaction price when it becomes probable that a significant revenue reversal will not occur.

We have elected the optional exemptions in ASC 606 and therefore do not disclose the value of the remaining performance obligations for (i) variable consideration allocated to wholly unsatisfied performance obligations and (ii) consideration in the form of sales- and usage-based royalties.

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

• Project Activities — At inception of an arrangement that includes milestone-based payments, we evaluated whether each milestone is probable of being achieved and estimates the amount to include in the transaction price using the most-likely-amount method, subject to the constraint. Because achievement of the milestones is not within our control, we recognize the associated consideration when the milestone is probable of being achieved. For performance obligations that are satisfied over time, we recognize revenue based on progress made towards completion of the project milestone. Progress is estimated using the input method under ASC 606 and is measured based on actual costs incurred relative to the total estimated project costs for that milestone. We expect to satisfy the feasibility and regulatory performance obligations over an estimated development period of several years, and the material rights will be satisfied upon exercise or expiration.

• Material Rights to Product Supply — When a contract grants the customer an option to acquire additional goods or services at a price other than their standalone selling price, we assess whether the option represents a material right. Material rights are accounted for as separate performance obligations, with revenue recognized when the right is exercised or expires.

In the second quarter of 2026, we recognized $6.5 million in license and collaboration revenue, which represented the portion of the $10.0 million nonrefundable upfront payment that was allocated to the license of intellectual property upon commencement of the RxSight-Alcon Collaboration Agreement. The remaining $3.5 million was allocated to the other performance obligations and recorded as deferred revenue and the remaining $50.0 million recorded as a refund liability and is not included in the transaction price in the condensed consolidated balance sheet. In the third quarter of 2026, we recognized additional collaboration revenue based on the estimated progress towards completion of the project milestones using the input method described above. On October 29, 2026, the $50.0 million became unconstrained, see Note 9 for further information.

For the three and nine months ended September 30, 2026 and 2025, revenue from contracts with customers consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales:
LDD (including training)	$427	$3,174	$4,119	$17,698
LAL	22,768	25,693	74,302	79,886
Service warranty, service contracts, and accessories	1,351	1,473	4,259	4,287
Total product sales	24,546	30,340	82,680	101,871
License and collaboration revenue	40	—	6,540	—
Total revenue	$24,586	$30,340	$89,220	$101,871

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

LDD sales have declined in recent periods, and we currently hold LDD inventory in excess of near-term demand. In response, we paused LDD manufacturing during the third quarter of 2026 and expect to fulfill demand from existing inventory for a period of time. Our ability to realize the carrying value of this inventory depends on future LDD sales, placements under rental arrangements and international expansion, which may not occur at the levels or on the timeline we anticipate. If demand does not improve as expected, or if changes in technology, regulatory requirements or customer preferences reduce the marketability of our existing LDDs, we may be required to record inventory write-downs. In addition, while production is paused, certain fixed manufacturing costs will be expensed as incurred rather than included in the cost of inventory, and resuming production in the future may involve additional costs, delays or challenges, including retaining or rehiring qualified manufacturing personnel and requalifying suppliers. Any of these factors could adversely affect our gross margin and results of operations.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”), expenses consist primarily of personnel-related expenses, including wages, incentive bonuses, stock-based compensation and benefits related to administrative, selling and marketing functions, education programs for doctors, commercial operations and analytics, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, training for doctors, professional services fees such as legal, patent registration costs, accounting, audit fees (including costs for compliance with Section 404(b) of the Sarbanes-Oxley Act), tax fees, board of directors’ expenses, insurance costs, general corporate expenses and facilities-related expenses. We expect SG&A expenses as a percentage of revenue to vary over time depending on the timing and level of investment in personnel-related spending.

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

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 together with the dollar increase or decrease and percentage change in those items.

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Revenue:
Product sales	$24,546	$30,340	$(5,794)	(19.1)%
License and collaboration revenue	40	—	40	100.0%
Total revenue	24,586	30,340	(5,754)	(19.0)%
Costs and expenses:
Cost of sales	6,487	6,113	374	6.1%
Selling, general and administrative	27,404	27,345	59	0.2%
Research and development	9,213	9,060	153	1.7%
Total costs and expenses	43,104	42,518	586	1.4%
Loss from operations	(18,518)	(12,178)	(6,340)	52.1%
Other income (expense), net:
Interest expense	(3)	(4)	1	(27.7)%
Interest and other income	2,325	2,376	(51)	(2.2)%
Loss before income taxes	(16,196)	(9,806)	(6,390)	65.2%
Income tax expense	28	10	18	169.0%
Net loss	$(16,224)	$(9,816)	$(6,408)	65.3%
Other comprehensive loss
Unrealized (loss) gain on short-term investments	(59)	178	(237)	(133.1)%
Foreign currency translation gain	18	(1)	19	(1484.6)%
Total other comprehensive gain (loss)	(41)	177	(218)	(123.2)%
Comprehensive loss	$(16,265)	$(9,639)	$(6,626)	68.7%

Revenue

Total revenue for the three months ended September 30, 2026, was $24.6 million, a decrease of $5.8 million, or 19.0%, compared to $30.3 million for the three months ended September 30, 2025. The decrease in product sales was primarily due to lower unit sales of both LDDs and LALs, reflecting, among other things, increased competition in the IOL market, including recent widespread competitive trialing activity for new product launches.

Cost of Sales

Cost of sales increased by $0.4 million, or 6.1%, to $6.5 million for the three months ended September 30, 2026, from $6.1 million for the three months ended September 30, 2025, primarily due to increased reserves for excess and obsolete inventory, partially offset by decreased number of LDDs and LALs sold during the period as compared to the same period in the prior year. Product gross margin decreased to 73.6% in the three months ended September 30, 2026, from 79.9% for the three months ended September 30, 2025. The decrease is primarily due to increased reserves for excess and obsolete inventory and higher-cost inventory, partially offset by favorable product mix.

SG&A expenses

SG&A expenses of $27.4 million for the three months ended September 30, 2026 were consistent with the three months ended September 30, 2025, on a net basis. However, commercial expenses decreased by $3.2 million during the three months ended September 30, 2026, as compared to the same period in 2025. The decrease in commercial costs was primarily driven by lower compensation and benefit costs of $0.9 million, lower clinical study costs of $1.2 million and lower stock-based compensation expense of $1.4 million. Offsetting the decrease in commercial expenses was an increase in general and administrative costs of $3.3 million during the three months ended September 30, 2026, as compared to the same period in 2025. The increase was driven by higher compensation and benefit costs of $1.2 million, higher share-based compensation costs of $1.2 million and higher professional services costs of $1.1 million.

Research and development expenses

Research and development expenses slightly increased by $0.2 million, or 1.7%, to $9.2 million for the three months ended September 30, 2026, from $9.1 million for the three months ended September 30, 2025. This increase was not material.

Other income (expense), net

Other income (expense), net, of $2.3 million for the three months ended September 30, 2026, was consistent with the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 together with the dollar increase or decrease and percentage change in those items:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	($)	(%)
Revenue:
Product sales	$82,680	$101,871	$(19,191)	(18.8)%
License and collaboration revenue	6,540	—	6,540	100.0%
Total revenue	89,220	101,871	(12,651)	(12.4)%
Costs and expenses:
Cost of sales	21,738	24,125	(2,388)	(9.9)%
Selling, general and administrative	89,678	84,956	4,723	5.6%
Research and development	27,922	29,644	(1,722)	(5.8)%
Total costs and expenses	139,338	138,725	613	0.4%
Loss from operations	(50,118)	(36,854)	(13,264)	36.0%
Other income (expense), net:
Interest expense	(9)	(14)	6	(41.3)%
Interest and other income	6,043	7,137	(1,094)	(15.3)%
Loss before income taxes	(44,084)	(29,731)	(14,353)	48.3%
Income tax expense	122	61	61	101.4%
Net loss	$(44,206)	$(29,792)	$(14,414)	48.4%
Other comprehensive loss
Unrealized loss on short-term investments	(184)	(123)	(61)	49.0%
Foreign currency translation gain	31	18	13	68.0%
Total other comprehensive loss	(153)	(105)	(48)	45.7%
Comprehensive loss	$(44,359)	$(29,897)	$(14,461)	48.4%

Revenue

Total revenue for the nine months ended September 30, 2026, was $89.2 million, a decrease of $12.7 million, or 12.4%, compared to $101.9 million for the nine months ended September 30, 2025. The decrease was primarily driven by reduced product sales of $19.2 million, or 18.8%, to $82.7 million for the nine months ended September 30, 2026, from $101.9 million for the nine months ended September 30, 2025. The decrease in product sales was primarily due to lower unit sales of both LDDs and LALs, reflecting, among other things, increased competition in the IOL market, including recent widespread competitive trialing activity for new product launches. The overall decrease in total revenue was partially offset by contract revenues from the RxSight-Alcon Collaboration Agreement of $6.5 million, which relate to the upfront licensing fee for our LAL intellectual property.

Cost of sales

Cost of sales decreased by $2.4 million, or 9.9%, to $21.7 million for the nine months ended September 30, 2026 from $24.1 million for the nine months ended September 30, 2025, primarily due to the decrease in the number of units sold during the period as compared to the same period in the prior year, partially offset by increased scrap and reserve expense. Product gross margin decreased to 73.7% in the nine months ended September 30, 2026, from 76.3% for the nine months ended September 30, 2025, primarily due to higher-cost inventory and increased reserves for excess and obsolete inventory, partially offset by favorable product mix.

SG&A expenses

SG&A expenses increased by $4.7 million, or 5.6%, to $89.7 million for the nine months ended September 30, 2026, from $85.0 million for the nine months ended September 30, 2025. This increase was primarily attributable to higher professional services fees of $7.8 million. Additional increases were due to higher compensation and other employee-related costs of $2.0 million. These increases were partially offset by lower post-market clinical study expenses of $3.9 million as most projects concluded in late 2025 and lower marketing, lower office and other expenses of $0.8 million, lower stock-based compensation of $0.5 million and customer acquisition expenses of $0.4 million.

Research and development expenses

Research and development expenses decreased by $1.7 million, or 5.8%, to $27.9 million for the nine months ended September 30, 2026, from $29.6 million for the nine months ended September 30, 2025. This decrease was primarily due to lower compensation and other employee-related costs of $1.7 million, primarily driven by reduced headcount and allocations of certain employees to manufacturing during the second quarter of 2025.

Other income (expense), net

Other income (expense), net, decreased by $1.1 million to income of $6.0 million for the nine months ended September 30, 2026, as compared to income of $7.1 million for the nine months ended September 30, 2025. The decrease was primarily due to lower cash and short-term investment balances prior to receipt of the upfront payment for the RxSight-Alcon Collaboration Agreement at the beginning of the third quarter of 2026.

Liquidity and capital resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses in the future.

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $254.7 million. Our current liabilities as of September 30, 2026 included a $50.0 million refund liability, representing the portion of the upfront payment under the RxSight-Alcon Collaboration Agreement that was refundable if the agreement was terminated within 120 days of its effective date. The 120-day period ended on October 28, 2026 without termination of the agreement, and such amount is no longer refundable. For the nine months ended September 30, 2026, and 2025, our losses from operations were $50.1 million and $36.9 million, respectively.

Funding requirements

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•
our international expansion;

37

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

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	For the Nine Months Ended September 30,
	(unaudited)
	2026	2025
Net cash (used in) provided by:
Operating activities	$24,787	$(14,395)
Investing activities	21,446	26,503
Financing activities	521	800
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	14	18
Net (decrease) increase in cash, cash equivalents and restricted cash	$46,768	$12,926

Cash used in operating activities

Net cash provided by operating activities for the nine months ended September 30, 2026, was $24.8 million, consisting primarily of a net loss of $44.2 million, add backs for stock based compensation and depreciation of $23.0 million and $2.8 million, respectively, and a change in operating assets and liabilities of $45.4 million, which included receipt of the $60.0 million upfront payment for the RxSight-Alcon Collaboration Agreement.

Net cash used in operating activities for the nine months ended September 30, 2025, was $14.4 million, consisting primarily of a net loss of $29.8 million and a change in operating assets and liabilities of $5.5 million, partially offset by non-cash stock-based compensation of $23.8 million and depreciation and amortization of $2.4 million.

Cash provided by investing activities

Net cash provided by investing activities for the nine months ended September 30, 2026, was $21.4 million, consisting of net maturities of short-term investments of $25.3 million and was partially offset by purchases of property and equipment of $3.9 million.

Net cash provided by investing activities for the nine months ended September 30, 2025, was $26.5 million, consisting of net maturities of short-term investments of $29.2 million and was partially offset by purchases of property and equipment of $2.7 million.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2026, was $0.5 million, consisting of proceeds from issuance of common stock of $1.0 million, partially offset by tax payments for employee stock compensation of $0.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2025, was $0.8 million, consisting of proceeds from issuance of common stock from stock option exercises of $2.9 million, partially offset by tax payments for employee stock compensation of $2.1 million.

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

For a summary of our critical accounting policies and estimates, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 25, 2026. Other than as set forth below, there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2026.

Impairment of long-lived assets

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

Fair value is determined primarily using the discounted cash flows expected to be generated from the use of assets. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of an asset group requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, then our long-lived assets might become impaired in the future.

During the three months ended September 30, 2026, we identified indicators of potential impairment of its long-lived assets, including a sustained decline in its market capitalization and lower LDD sales volumes. We performed a recoverability test of its long-lived assets, which represent a single asset group, and concluded that the carrying amount was recoverable. As a result, no impairment was recorded.

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

Interest Rate Fluctuation Risk

We had cash and cash equivalents and short-term investments of $254.7 million as of September 30, 2026, which consisted of $10.8 million in cash and $243.9 million in highly liquid money market and U.S. Treasury securities with maturities of twelve months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and short-term investments. A hypothetical 1.00% (100 basis points) change in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2026 and December 31, 2025. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the quarter ended September 30, 2026 or September 30, 2025.

Foreign Currency Exchange Risk

As of September 30, 2026, we have de minimis amounts of revenue and expenses that are denominated in currencies other than U.S. dollars.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Actions

On July 22, 2025, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California against the Company and certain of its officers, captioned Makaveev v. RxSight, Inc., et al., No. 8:25-cv-01596. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding demand for our products and financial guidance. On September 16, 2025, a related putative securities class action complaint was filed in the U.S. District Court for the Central District of California against us and certain of our officers, captioned Gémesi v. RxSight, Inc., et al., No. 8:25-cv-02093. On October 6, 2025, the court entered an order consolidating the Makaveev and Gémesi actions, appointing a lead plaintiff and approving selection of lead counsel, and re-captioning the case as In re RxSight Securities Litigation, No. 8:25-cv-01596-FWS-KES. A consolidated, amended complaint was filed on December 12, 2025. Defendants’ motion to dismiss was filed on February 13, 2026. On May 21, 2026, the Court issued an order denying Defendants' motion to dismiss. On June 9, 2026, Defendants filed their answer to the amended complaint. Discovery is ongoing. The plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

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

While sales declined in 2025 and through the third quarter of 2026 following several years of rapid growth, we have implemented changes in our sales organization in an effort to return to revenue growth in absolute dollars. In order to increase LAL use at our current customers, we recently realigned our commercial structure by unifying our LAL sales and clinical support personnel into a single Customer Success Organization. Each team within the Customer Success Organization is responsible for a defined group of doctors and practices, overseeing customer experience from initial onboarding through ongoing efforts to drive long-term utilization growth.

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

We have incurred losses from operations since our inception and expect to continue to incur losses from operations in the future. We reported losses from operations of $48.2 million and $36.9 million for the years ended December 31, 2025 and 2024, respectively, and $50.1 million for the nine months ended September 30, 2026. As a result of these losses, as of September 30, 2026, we had an accumulated deficit of $705.2 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products.

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

As of September 30, 2026 and December 31, 2025, we had $254.7 million and $228.1 million, respectively, in cash, cash equivalents and short-term investments. While we believe that our existing cash, cash equivalents and short-term investments and anticipated cash generated from sales of our products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this report, there is no assurance that we will be able to generate sufficient liquidity as and when needed. Further, although we do not anticipate the need to raise additional capital or incur additional debt in order to reach profit from operations, we may opportunistically seek to raise capital under advantageous circumstances from time to time in order to support the expansion of our sales and operations in the U.S. and internationally and to pursue other business opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. There is no assurance that we will be able to generate sufficient liquidity as and when needed.

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

The current worldwide economic and financial environment, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, including shutdowns in late 2025 and early 2026, and may do so again in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Additionally, the current inflationary environment may materially affect our business and operating results by increasing the costs of our supplies. Changes in U.S. Federal Reserve monetary policy, including fluctuations in interest rates, may increase our overhead costs, affect the availability and cost of capital, and contribute to volatility in our stock price. Rising interest rates could make it more difficult to obtain traditional financing on acceptable terms, if at all. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial positions or results of operations to date, additional high inflation could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, global geopolitical tensions, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital. We import certain materials and components from China and other countries which are or may become subject to tariffs, including tariffs imposed in 2025 and thereafter under evolving U.S. trade policy. Increases in tariffs, the imposition of new tariffs, or retaliatory trade measures, could result in increased costs and disrupt our supply chain.

Reduced consumer purchasing power and adverse economic conditions may reduce demand for our LALs and adversely affect our business, financial condition and results of operations.

A substantial portion of the cost associated with our LALs is paid by patients out of pocket. Although cataract surgery may be medically necessary, a patient’s selection of a premium intraocular lens, including an LAL, is generally discretionary and may be influenced by the patient’s financial circumstances, confidence in the economy and willingness to pay for perceived incremental benefits. Inflation, higher interest rates, unemployment, declining asset values, reduced access to credit, recessionary conditions or other adverse economic developments could reduce patients’ disposable income and purchasing power and cause patients to defer cataract surgery, select a lower-cost conventional intraocular lens or decline the additional out-of-pocket cost associated with an LAL.

Because patients may view an LAL as a preference-sensitive purchase, demand for our products may be more susceptible to changes in consumer sentiment and economic conditions than demand for products and procedures that are fully reimbursed or viewed as non-discretionary. Economic pressures may also vary by geography and patient demographic and may disproportionately affect practices serving patients who are more sensitive to out-of-pocket costs. In addition, practices may respond to reduced patient demand by lowering the prices they charge for procedures involving our LALs, seeking price concessions from us, reducing their use of LALs or delaying or declining purchases of LDDs.

We cannot predict the timing, duration or severity of adverse economic conditions or their effect on patient purchasing decisions. A sustained or significant reduction in patients’ purchasing power or willingness to pay for premium intraocular lenses could reduce procedure volumes and sales of our LALs, LDDs, accessories and services, increase pricing pressure and adversely affect our revenue, gross margins, business, financial condition and results of operations.

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

51

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

52

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
•
collaborators may not properly maintain or defend the rights to our intellectual property, including intellectual property arising from the RxSight-Alcon Collaboration Agreement, or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
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

We are in the early stages of incorporating artificial intelligence (“AI”) into certain of our business activities, including research and development, and our product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on datasets that are biased or insufficient. AI-generated outputs may also be inaccurate, incomplete, misleading or difficult to reproduce or validate, and reliance on such outputs without appropriate human review and oversight could result in errors, delays or additional costs in our research and development or other business activities. In addition, any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings. Conversely, a failure to timely and effectively use or deploy AI and integrate it into new product offerings and services could negatively impact our competitiveness, particularly ahead of evolving industry trends and evolving consumer demands. We may be unable to devote adequate financial resources to develop or acquire new AI technologies and systems in the future. Use of AI to improve internal business operations, or in the development or provision of products or services, poses risks and challenges, including risks relating to the protection of confidential information and personal data, cybersecurity, intellectual property ownership and infringement, compliance with applicable quality-system and regulatory requirements, and reliance on third-party AI providers. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. Any of the foregoing may result in decreased demand for our products or harm to our business, financial statements or reputation. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape or identify and manage the risks associated with our use of AI may result in legal liability, regulatory action, delays in our product development efforts or regulatory submissions, harm to our intellectual property rights, or brand and reputational harm.

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

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our business needs. In some cases, we rely upon third-party hosting and support services to meet these needs. The internet has experienced increasingly sophisticated and damaging threats in the form of phishing emails, malware, malicious websites, ransomware, exploitation of application vulnerabilities, and nation-state attacks. It is also becoming more common for these attacks to leverage previously unknown vulnerabilities, and new and evolving technologies, including artificial or super intelligence, may facilitate the identification and exploitation of such vulnerabilities. The growing and evolving cyber-risk environment means that individuals, companies, and organizations of all sizes, including ourselves, our customers, suppliers and our hosting and support partners, are increasingly vulnerable to attacks and disruptions on their networks and systems by a wide range of actors on an ongoing and regular basis.

For example, as previously disclosed, in May 2024, an unauthorized actor targeted the personal cell phone number of an RxSight employee. The unauthorized actor obtained unauthorized access to the employee’s cloud-based work account and to e-mails and files that were accessible from that account. We discovered the incident on the same day and were able to prevent interruption of our information systems, and they remained operational during this unauthorized access. This incident did not have a material impact on our operations, financial systems, or financial condition. However, there can be no assurance that a similar incident would not have a future material impact on our operations, financial systems, or financial condition and we remain subject to various risks due to the incident.

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

LDD sales have declined in recent periods, and we currently hold LDD inventory in excess of near-term demand. In response, we paused LDD manufacturing during the third quarter of 2026 and expect to fulfill demand from existing inventory for a period of time. Our ability to realize the carrying value of this inventory depends on future LDD sales, placements under rental arrangements and international expansion, which may not occur at the levels or on the timeline we anticipate. If demand does not improve as expected, or if changes in technology, regulatory requirements or customer preferences reduce the marketability of our existing LDDs, we may be required to record inventory write-downs. In addition, while production is paused, certain fixed manufacturing costs will be expensed as incurred rather than included in the cost of inventory, and resuming production in the future may involve additional costs, delays or challenges, including retaining or rehiring qualified manufacturing personnel and requalifying suppliers. Any of these factors could adversely affect our gross margin and results of operations.

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

We currently (such as the RxSight-Alcon Collaboration Agreement), and in the future may continue to, license from third parties and/or collaborate on certain intellectual property relating to our current and future products. In the event we do so, we may have certain obligations to such licensors or collaborators. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology.

Disputes may arise between us and our licensors or collaborators regarding intellectual property subject to a license agreement or collaboration agreement, including:

•
the scope of rights granted under the agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;
•
our right to sublicense patents and other rights to third parties;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products, and what activities satisfy those diligence obligations;
•
our right to transfer or assign the license; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by any of our licensors or collaborators and us and our partners.

If disputes over intellectual property that we license and/or collaborate on currently or in the future prevent or impair our ability to maintain our licensing or collaboration arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected products, which would have a material adverse effect on our business.

In addition, certain of our agreements with third parties may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, we may in the future enter into license agreements that are not assignable or transferable, or that require the licensor’s express consent in order for an assignment or transfer to take place.

Further, we or our licensors or collaborators, if any, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our licensors or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

In addition, even where we have the right to control patent prosecution of patents and patent applications under future license from third parties, we may still be adversely affected or prejudiced by actions or inactions of our predecessors or licensors and their counsel that took place prior to us assuming control over patent prosecution.

Our technology acquired or licensed currently or in the future from various third parties may be subject to retained rights. Our predecessors or licensors may retain certain rights under their agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our predecessors or licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

If we are limited in our ability to utilize acquired or licensed technologies, or if we lose our rights to critical in-licensed technology, we may be unable to successfully develop, out-license, market and sell our products, which could prevent or delay new product introductions. Our business strategy depends on the successful development of acquired technologies, and possibly in the licensed technology, into commercial products. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license or market and sell our products.

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

79

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

90

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

92

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which we cannot control. From the date of our initial public offering through October 31, 2026 our common stock has traded at a low of $2.21 and a high of $66.54 on the Nasdaq Global Market. The stock market in general can experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these certain companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, these factors include:

•
announcement of our results of operations and updates regarding our business, including financial and operational guidance;
•
research published by securities or industry analysts about our business and prospects;

100

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

As of September 30, 2026, we had 41,927,222 shares of common stock issued and outstanding. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

We have filed registration statements on Form S-8 under the Securities Act registering the offer and sale of up to an aggregate of 17,427,605 shares of common stock pursuant to our Equity Plans (as defined in Note 2, “Summary of Accounting Policies – Stock-Based Compensation” in our notes to our unaudited condensed consolidated financial statements in this report) and an aggregate of 757,694 shares of common stock pursuant to our 2021 ESPP. Our 2021 Plan and 2021 ESPP each contain an evergreen provision that may increase the number of shares available for issuance pursuant to such plans on the first day of each fiscal year. See Note 6 – Stock-Based Compensation Expense in the notes to the unaudited condensed consolidated financial statements included in this report.

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

103

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

Raymond Cohen – Consulting Agreement

On August 13, 2026, we entered into a Consulting Agreement with Raymond Cohen, a former director, to provide certain consulting and advisory services to us. Under the Consulting Agreement, we agreed to grant to Mr. Cohen an award of 12,000 restricted stock units which vests in equal installments over six months, subject to continuing service. The Consulting Agreement has a term of six months unless earlier terminated by either party with 10 days’ prior written notice.

Shelley Thunen – Consulting Termination

On September 30, 2026, we terminated the Consulting Agreement dated January 9, 2026 with Shelley Thunen, our former Chief Financial Officer.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report unless otherwise stated.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Employment Letter, by and between the Registrant and Aziz Mottiwala, dated July 13, 2026.	10-Q	001-40690	10.1	August 5, 2026
10.2+	Change in Control Severance Agreement, by and between the Registrant and Aziz Mottiwala, dated as of July 13, 2026.	10-Q	001-40690	10.2	August 5, 2026
10.3+	Transition Employment Letter Agreement, dated July 13, 2026, by and between the Registrant and Ron Kurtz.	10-Q	001-40690	10.6	August 5, 2026
10.4+	Amended and Restated Change in Control Severance Agreement, dated July 13, 2026, by and between the Registrant and Ron Kurtz.	10-Q	001-40690	10.7	August 5, 2026
10.5*+	RxSight, Inc. 2026 Inducement Equity Incentive Plan, as amended.
10.6+	Form of 2026 Inducement Equity Incentive Plan Stock Option Agreement.	S-8	333-297654	Exhibit 4.3	July 23, 2026
10.7+	Form of 2026 Inducement Equity Incentive Plan Restricted Stock Unit Agreement.	S-8	333-297654	Exhibit 4.4	July 23, 2026
10.8*+	Consulting Agreement, by and between the Registrant and Raymond Cohen, dated August 13, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover page Interactive Data File (embedded with the Inline XBRL document).

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

RxSight, Inc.

Date: November 3, 2026	By:	/s/ Aziz Mottiwala
Aziz Mottiwala
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Mark Wilterding
Mark Wilterding
Chief Financial Officer
(Principal Financial and Accounting Officer)

